Form 10-K
period 2025-12-31
K2 Capital Acquisition Corp
filed 2026-03-26
CIK 2086524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-43086

K2 CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 Fifth Avenue, Suite #1833 New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 (236) 521-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, par value of $0.0001, and one right to receive one-fifth (1/5) of one Class A ordinary share	KTWO	The NASDAQ Stock Market LLC
Class A ordinary shares included as part of the units	KTWO	The NASDAQ Stock Market LLC
Rights included as part of the units	KTWO	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2025, there was no established public trading market for the Registrant’s securities. The Registrant’s units began trading on the Nasdaq Capital Market on January 29, 2026, following the pricing of the Registrant’s initial public offering on January 28, 2026.

As of March 24, 2026, there were (i) 14,126,875 shares of the Company’s Class A common stock, par value $0.0001 per share, and (ii) 5,914,286 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Auditor Firm ID: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, NY

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	we are a recently formed company without an operating history;

●	our public stockholders may experience delay in receiving distributions from our trust account;

●	our public stockholders may have a lack of opportunity to vote on our proposed business combination;

●	the lack of protections afforded to investors of blank check companies;

●	any deviation from our acquisition criteria;

●	our issuance of equity and/or debt securities to complete a business combination;

●	our lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	any potential negative interest rate for securities in which we invest the funds held in our trust account;

●	our stockholders being held liable for claims by third parties against us;

●	any failure to enforce our sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	our dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	the delisting of our securities by Nasdaq and risks associated with trading our securities in the over-the-counter market;

●	our dependence on a single target business with a limited number of products or services;

●	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

●	shares of Class A common stock being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	our ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	the warrants’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	a business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations;

●	tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“Class I Investor” are to an investor who shall receive indirectly through his/her membership interests in our Sponsor approximately (i) 1.25 private placement units and (ii) 11.8 founder shares for each $10.00 invested in connection with the Private Placement;

●	“Class II Investor” are to an investor who shall receive indirectly through his/her membership interests in our Sponsor approximately (i) 1.25 private placement units and (ii) 0.35 founder shares for each $10.00 invested in connection with the Private Placement;

●	“Class A Membership” are to membership interests in our Sponsor representing interests in the private placement units on a one-for-one basis;

●	“Class A-1 Membership” represents an interest in the private placement units and which will be subject to forfeiture and amendment to preserve membership interest in the Sponsor;

●	“Class A-2 Membership” represents an interest in the private placement units and which will not be subject to forfeiture and amendment to reflect the fixed economic terms entered into by holders of Class A-2 membership units;

●	“Class B Membership” are to membership interests in our Sponsor representing an interest in the founder shares on a one-for-one basis;

●	“Class B-1 Membership” represents an interest in the founder shares and which will be subject to forfeiture and amendment to preserve membership interest in the Sponsor;

●	“Class B-2 Membership” represents an interest in the founder shares and which will not be subject to forfeiture and amendment to reflect the fixed economic terms entered into by holders of Class B-2 membership units;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“completion window” is the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends 18 months from the closing of our initial public offering. In addition, our shareholders can also vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to complete an initial business combination, in each case as further described herein;

●	“directors” are to our directors;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of such securities;

●	“founder shares” are to our Class B ordinary shares and the Class A ordinary shares issued upon the automatic conversion thereof at the time of our initial business combination or at any time prior thereto at the option of the holder thereof as provided herein;

●	“initial shareholders” are to our sponsor and the other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“letter agreement” refers to the letter agreement;

●	“management” or our “management team” are to our officers and directors;

●	“ordinary resolution” are to a resolution of the company passed by the affirmative vote of a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement units” are to the 326,875 units issued to our sponsor’s managing and non-managing members, of which 170,625 private placement units would be purchased indirectly by the Sponsor’s managing member and 156,250 private placement units would be purchased indirectly by the Sponsor’s non-managing members;

●	“private placement rights” are to the rights sold as part of the private placement units;

●	“public rights” are to the rights sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or acquired in the open market);

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors and the sponsor non-managing members to the extent our sponsor, officers, directors or sponsor non-managing members purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;

●	“rights” are to our rights included in public units;

●	“SPACs” are to special purpose acquisition companies;

●	“special resolution” are to a resolution of the company passed by the affirmative vote of at least a two-thirds (2/3) majority (or such higher approval threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“sponsor” are to K2 Capital Sponsor LLC, a Delaware limited liability company; Karan Thakur is the managing member of our sponsor;

●	“sponsor non-managing members” means certain institutional investors (none of which are affiliated with any member of our management or any other investor) that have expressed an interest to purchase non-managing membership interests in our sponsor reflecting interests in an aggregate of 156,250 private placement units out of 326,875 private placement units to be purchased by our sponsor, at a price of $10.00 per 1.25 non-managing member interests reflecting interests in 1.25 private placement units, in connection with the Private Placement. Subject to each sponsor non-managing member purchasing, through the sponsor, the private placement units allocated to it in connection with the closing of our initial public offering, the sponsor will issue non-managing membership interests at a nominal purchase price to the sponsor non-managing members reflecting interests in an aggregate of 892,059 founder shares;

●	“underwriters’ option to purchase additional units” are to the underwriters’ 45-day option to purchase up to an additional 1,500,000 units to cover over-allotments, if any; and

●	“we,” “us,” “company” or “our company” are to K2 Capital Acquisition Corporation, a Cayman Islands exempted company.

v

PART I

Item 1. Business.

Overview

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this prospectus as our initial business combination. We have not selected any potential business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

Although we may pursue an acquisition opportunity in any business or industry, we intend to identify and complete an initial business combination with a target in an industry and in a process where we believe our management team, board of directors, and founders’ expertise will provide us with a competitive advantage.

In particular, we intend to actively pursue opportunities in the emerging field of Physical AI, a rapidly developing sector at the intersection of advanced robotics, machine learning, sensor fusion, and biomechanical engineering. As autonomous systems become increasingly capable of interacting with the physical world in human-like ways, we believe humanoid robotics will play a transformative role across industries such as manufacturing, logistics, eldercare, domestic services, and hazardous environment operations. These systems represent a new class of intelligent machines that not only process information but also navigate and manipulate complex physical environments with dexterity and situational awareness. We believe the convergence of next-generation compute power, real-time AI, battery innovation, and mechanical design is catalyzing a step-change in capability and commercial readiness, positioning Physical AI as a foundational element of for the economy and labour force of tomorrow.

Additionally, we plan to target opportunities in the advanced energy sector, with a specific focus on small modular nuclear reactors (“SMRs”) and related technologies. We believe SMRs have the potential to become a sought-after key component of the energy transition and decarbonization roadmap as the global demand for clean, reliable, and scalable baseload energy grows, we view SMRs as a critical component of the energy transition and decarbonization roadmap. These next-generation nuclear systems have the potential to provide enhanced safety, lower upfront capital costs, flexible deployment, and significantly reduced environmental footprints compared to traditional nuclear power. We believe that SMRs — supported by innovations in modular construction, passive safety systems, and advanced materials — have the potential to deliver zero-emission energy at scale, complementing intermittent renewable sources and fortifying national energy security. Our team intends to leverage its experience and networks in energy, infrastructure, and policy to identify SMR ventures that are well-positioned for regulatory advancement, commercial deployment, and long-term societal impact.

We believe that the below facets of our experience differentiate us from other SPAC sponsor teams:

●	A management team with dedication, focus and track record working on go-public transactions through a range of market conditions;

●	Our ability to leverage a global network of relationships to create a pipeline of initial business combination opportunities that have fundamental growth prospects;

●	Capabilities and approach to the process of executing an initial business combination;

●	An intention to maintain a close involvement with the target post-closing to facilitate the company’s reception in the public markets and to support the pro forma entity across its business, including with respect to governance, finance & compliance, capital markets related matters, and marketing; and

●	Our understanding of global financial markets and events, financing, M&A, and overall corporate strategy options.

Our management team brings together expertise driven by a focus on SPAC transactions, both from the perspective of a target company as well as that of a SPAC sponsor. Our team has hands-on experience working with private companies in preparing for and executing an initial public offering, and working closely with these companies to continue their transformation into scaled businesses with attractive performance metrics within the public markets, which we believe would help create value for our shareholders.

Initial Public Offering

On January 30, 2026, the Company consummated the IPO of 13,800,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-fifth (1/5) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $138,000,000.

As of January 30, 2026, a total of $138,000,000 of the net proceeds from the IPO and the Private Placement (as defined below) were deposited in a trust account established for the benefit of the Company’s public shareholders. An audited balance sheet as of January 30, 2026 reflecting receipt of the proceeds upon consummation of the IPO and the Private Placement was within 4 business days of the consummation of the IPO.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with K2 Capital Sponsor LLC, the Company’s sponsor (the “Sponsor”), of 326,876 private units (the “Private Units”) at a price of $8.00 per Private Unit, generating total proceeds of $2,615,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering. Additionally, the Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

We will have up to 18 months from the closing of our initial public offering to consummate an initial business combination.

We may hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity). There is no limit on the number of times our shareholders can vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to complete an initial business combination and any such extension may be for any amount of time. As described herein, our sponsor, executive officers, and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account, divided by the number of then outstanding public shares, subject to the limitations described herein. Our initial shareholders will lose their entire investment in us if our initial business combination is not completed within 18 months from the closing of our initial public offering unless we extend the amount of time we have to consummate an initial business combination by obtaining shareholder approval to amend our amended and restated memorandum and articles of association. While we do not currently intend to seek such shareholder approval, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we do not or are unable to extend the time period to consummate our initial business combination, our sponsor’s investment in our founder shares, and our private placement units, private placement shares, and private placement rights will be worthless.

If we do not complete our initial business combination within the completion window and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Industry Opportunity

While we may acquire a business in any industry or geographic location, our focus has been and will continue to be on technology sectors in the northern part of Europe. We believe the technology industry is attractive for a number of reasons. The European technology industry represents a large target market, with approximately $44 billion of capital invested in technology startups in 2025 and over 40,000 funded technology companies, according to the State of European Tech 2025 report by Atomico, Orrick, HSBC, AWS and Slush. According to the same report, the private and public markets European technology ecosystem value has grown from less than $1 trillion to approximately $4 trillion from 2016 through 2025, and the number of founders starting new European technology companies increased approximately 60% from 2023 to more than 27,000.

We believe that there are many potential targets within the technology industry that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics that range from very high growth innovative companies to more mature businesses with established franchises, recurring revenues and strong cash flows.

Our management team has experience and knowledge in several high-performing technology sectors, including FinTech, digital infrastructure, software including artificial intelligence, health technology, sustainability/climate technology, transportation technology and industrial technology. By focusing our search for potential targets in the northern part of Europe, we leverage our existing business and investor network and knowledge of regional business philosophies and traditions, to identify and execute a business combination.

Acquisition Strategy

Our management team, with the assistance of our board of directors, has been working to identify opportunities that are best positioned for our initial business combination within high-performing technology markets. Certain members of our management team have spent significant portions of their careers working with businesses in the technology industry and have developed a wide network of professional services contacts and business relationships in that industry. Utilizing the relationships of the management team and board of directors as well as unaffiliated sources, our search process includes communications with private and public companies, investment bankers, venture capitalists and private equity firms, as well other professional services firms.

Despite greater macroeconomic risks arising over the past year, including higher interest rates, inflation, geopolitical factors and capital markets volatility, we believe our structure as a public company makes us an attractive business combination partner to target businesses by offering a target business an alternative to the traditional initial public offering through a merger or other business combination.

Acquisition Criteria

The sourcing focus has been and will continue to be on technology companies known to our management and board of directors and proprietary in nature. Our focus has been and will continue to be companies with enterprise valuations below $750 million, primarily those with enterprise values between $150 million to $750 million with the goal of identifying and completing a business combination with an enterprise that will be successful as a public company. We have identified the following criteria to evaluate prospective target businesses. We may however, decide to enter into our initial business combination with a target business that does not meet these criteria or is outside of our sourcing focus. We currently seek to acquire companies that we believe:

●	have developed or are developing differentiated products or services that address unmet needs and therefore represent significant growth opportunities serving the markets in which they operate or intend to operate;

●	have developed or are developing products or services that have achieved a level of maturity such that the investment has been relatively de-risked and can be adequately evaluated;

●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market based on the expertise of our directors and officers and our rigorous sourcing and due diligence processes;

●	will offer attractive risk-adjusted equity returns for our stockholders;

●	can benefit from access to public investors for additional capital as well as our industry relationships and expertise;

●	are ready to be public, with strong management, corporate governance and reporting policies in place; and

●	will likely be well received by public investors and are expected to have good access to the public capital markets.

We may use other criteria as well. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that listed special purpose acquisition companies must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Although our securities are not currently listed on Nasdaq, we will endeavor to structure our initial business combination to qualify for listing on Nasdaq or other national securities exchange on which we may apply to list our securities in the future.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sourcing of Potential Business Combination Targets

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is), except for $6,000 per month that our sponsor will pay to Glenn C. Worman, our Chief Financial Officer, for his services as an officer of the Company. Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team or sponsor non-managing members. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent public accounting firm, that such an initial business combination is fair to our company from a financial point of view.

If any of our officers or directors becomes aware of a business combination opportunity that is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described above).

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their equity interests or shares of stock in the target business for our ordinary shares or for a combination of ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for a business combination initially in the amount of $138,000,000 assuming no redemptions, we believe we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in any operations. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to any forward purchase, backstop or similar agreements we may enter into following the consummation of our initial public offering or otherwise), if any, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds in connection with the completion of our initial business combination through a private offering of equity securities or debt securities or loans, and we may effectuate our initial business combination using the proceeds of such offerings or loans rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Lack of Business Diversification

After the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

So long as we obtain and maintain a listing for our securities on NASDAQ, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then issued and outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our management team, sponsor or any of their respective affiliates may purchase public shares, or rights in privately negotiated transactions or in the open market prior to the completion of our initial business combination, and may purchase public shares, and rights following completion of our initial business combination. Such a purchase would include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, executive officers, or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or rights in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such transactions could be to (i) increase the likelihood of obtaining shareholder approval of the business combination, or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our management team, sponsor or any of their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our management team, sponsor any of their respective affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our management team, sponsor or any of their respective affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our management team, sponsor or any of their respective affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our management team, sponsor or any of their respective affiliates may purchase shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our management team, sponsor or any of their respective affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our management team, sponsor or any of their respective affiliates would not be voted in favor of approving the business combination transaction;

●	our management team, sponsor or any of their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights;

●	we would disclose in a Form 8-K, before our general meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our management team, sponsor or any of their respective affiliates, along with the purchase price;

●	the purpose of the purchases by our management team, sponsor or any of their respective affiliates;

●	the impact, if any, of the purchases by our management team, sponsor or any of their respective affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our management team, sponsor or any of their respective affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our management team, sponsor or any of their respective affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders Upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination, regardless of whether they abstain, vote for, or vote against, our initial business combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against, or vote at all in connection with, the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our rights. Our initial shareholders, officers and directors will enter into a letter agreement with us, pursuant to which they will agree to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. The sponsor non-managing members are not required to (i) hold any units, Class A ordinary shares, or rights they may purchase in our initial public offering or thereafter for any amount of time, or enter into a lock-up agreement with us or the underwriters with respect to any units, Class A ordinary shares, or rights, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The sponsor non-managing members will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares included in the units they may purchase in our initial public offering as the rights afforded to our other public shareholders. However, if the sponsor non-managing members purchase any of the units for which they have expressed an interest in purchasing, then the sponsor non-managing members will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private placement units as further discussed in this prospectus.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either: (1) in connection with a general meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Under the NASDAQ rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on NASDAQ, we will be required to comply with such rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NASDAQ listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our team have agreed to vote their founder shares and public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (excepting any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval by way of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 3,265,135, or 27.2%, of the 12,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted, the over-allotment option is not exercised and the parties to the letter agreement do not acquire any Class A ordinary shares. If our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

Redemptions of our public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s ordinary shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only the time of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial shareholders, officers and directors will enter into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor or any of our officers and directors acquires public shares after our initial public offering, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our initial shareholders, officers and directors will agree, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public shares. The sponsor non-managing members are not required to (i) hold any units, Class A ordinary shares, or rights they may purchase in our initial public offering or thereafter for any amount of time, or enter into a lock-up agreement with us or the underwriters with respect to any units or Class A ordinary shares, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The sponsor non-managing members will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in our initial public offering as the rights afforded to our other public shareholders. However, if the sponsor non-managing members purchase any of the units for which they have expressed an interest in purchasing, then the sponsor non-managing members will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private placement units as further discussed in this prospectus.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per share redemption amount received by shareholders will not be substantially less than $10.00. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described above.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor will agree that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described above.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary winding-up bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (C) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $250.0 million as of the end of the prior June 30th, and (2) our annual revenues equaled or exceeded $100.0 million during such completed fiscal year or the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $700.0 million as of the prior June 30th.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a newly incorporated Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders will agree to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	If we seek shareholder approval of our initial business combination, our management team, sponsor or any of their respective affiliates may elect to purchase public shares or rights, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public rights.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

●	If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for the 18 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	We are not required to obtain an opinion from an independent registered public accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

●	We may not be able to consummate an initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with, managed by or otherwise associated with, members of our management group, sponsor or initial shareholders.

●	Since our sponsor, executive officers, directors, and initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

●	Our management team, sponsor, initial shareholders and their respective affiliates allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our management team, sponsor, initial shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

The target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, the escalating military conflict involving the United States, Israel and Iran, the resumption of Houthi attacks on Red Sea shipping, and other hostilities in the Middle East region and globally.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, the escalating military conflict between the United States, Israel and Iran, and other hostilities in the Middle East region and globally. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations.

In addition to the Russia-Ukraine conflict and the Israel-Hamas conflict, the geopolitical landscape has been significantly affected by the escalation of hostilities between the United States, Israel and Iran. Following prior exchanges of strikes between Israel and Iran in 2024 and a twelve-day conflict involving U.S. and Israeli strikes on Iranian nuclear facilities and military sites in June 2025, the United States and Israel launched a large-scale joint military operation against Iran beginning on February 28, 2026. The operation has targeted Iranian military infrastructure, nuclear program assets, senior government and military officials. Iran has responded with retaliatory missile and drone strikes against targets in Israel and U.S. military installations across the Persian Gulf region, including in Bahrain, Jordan, Kuwait and Qatar. This conflict represents a material escalation in regional instability, the full scope, duration and consequences of which remain highly uncertain.

The U.S.-Israel-Iran conflict has had immediate and substantial effects on global trade, energy markets and financial markets. Iran’s Islamic Revolutionary Guard Corps has effectively closed the Strait of Hormuz — through which approximately 20% of global seaborne oil trade transits — to commercial shipping, leading major container carriers and tanker operators to suspend transits and reroute vessels. Concurrently, Iran-backed Houthi forces in Yemen have announced a resumption of attacks on commercial shipping in the Red Sea and the Bab el-Mandeb Strait, creating a dual chokepoint crisis that has disrupted global shipping lanes. Major shipping companies have suspended operations through both maritime corridors and rerouted vessels around the Cape of Good Hope, significantly increasing transit times and freight costs and disrupting global supply chains. War risk insurance for the Strait of Hormuz has been withdrawn or repriced at prohibitive levels, and airspace closures across multiple Gulf states have grounded thousands of flights. Brent crude oil prices have surged, and analysts have projected prices could reach $100 per barrel or higher if supply disruptions persist. Global stock markets have experienced significant declines, with indices in Asia, Europe and the United States falling sharply, and safe-haven assets such as gold and U.S. Treasuries have seen increased demand. The conflict has also prompted heightened sanctions enforcement activity and new compliance risks across financial markets.

The invasion of Ukraine by Russia, the Israel-Hamas conflict, the U.S.-Israel-Iran conflict, other hostilities in the Middle East region and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states, Iran and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of these ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices (including oil and natural gas), credit and capital markets, as well as supply chain interruptions, disruption of critical maritime trade routes, increased shipping and insurance costs, energy supply shocks, inflationary pressures, increased cyber-attacks against U.S. companies and increased defense spending. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the U.S.-Israel-Iran conflict and other hostilities in the Middle East region and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale, or if critical maritime chokepoints such as the Strait of Hormuz and the Bab el-Mandeb Strait remain disrupted for a prolonged period. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition, including our ability to successfully consummate a business combination.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

In addition, although we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we have prioritized and will continue to prioritize companies in the European technology sector. Any such acquisition target may also be adversely affected by market conditions that impact the value or viability of companies in the technology sector, which may impede our ability to successfully consummate a business combination.

We may be subject to the 1% excise tax included in the Inflation Reduction Act of 2022, which may decrease the value of our securities following our initial business combination and hinder our ability to consummate an initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions and economically similar transactions) of stock by publicly traded U.S. corporations on or after January 1, 2023. Because our securities are trading on Nasdaq, we are a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased, determined at the time of the repurchase. Corporations are permitted to net the fair market value of certain new stock issuances by such corporation against the fair market value of stock repurchases (or deemed repurchases) during the same taxable year to reduce or eliminate the amount of excise tax that would otherwise apply. In addition, certain exceptions apply to the excise tax.

The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

On December 27, 2022, the Treasury published Notice 2023-2 as interim guidance until the publication of forthcoming proposed regulations on the excise tax. Nevertheless, it remains uncertain whether, and/or to what extent, the excise tax could apply to redemptions of our stock, including any redemptions in connection with a business combination, or in the event we do not consummate a business combination.

Whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a business combination, (iii) the structure of a business combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination), (v) whether we consummate a business combination, and (vi) the content of regulations and other guidance issued by the Treasury. Because the excise tax would be payable by us and not by the redeeming holder, such payments could reduce the cash available to complete a business combination and inhibit our ability to complete a business combination.

On November 24, 2025, the Internal Revenue Service issued final regulations providing guidance regarding the application of the excise tax on repurchases of corporate stock made after December 31, 2022.

In issuing the November 2025 regulations, the Treasury Department and IRS agreed with certain commenters that transition relief is appropriate for certain types of stock issued prior to the enactment of the IRA if the covered corporation did not have discretion as to whether to repurchase such stock after that date, and included in the final regulations transition relief for mandatorily redeemable stock subject by its terms to a unilateral put option of the holder if such stock was outstanding as of the date of enactment of the IRA.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our Sponsor, K2 Capital Sponsor LLC, is a Delaware limited liability company, and the ultimate beneficial owner of our Sponsor is our Chief Executive Officer Karan Thakur, who is a resident of Canada. Further, the majority of our management and board of directors are not U.S. citizens. Therefore, we may be considered a “foreign person” under the regulations administered by CFIUS and could continue to be considered as such in the future for so long as our sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business, this could delay us in consummating our business combination. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination because the review process drags on beyond 18 months from the closing of our initial public offering or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company under Section 3(a)(1)(A) of the Investment Company Act of 1940 (the “Investment Company Act”), our activities would be severely restricted.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the company. As a result, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account, would lose the investment opportunity in a target company with which we may decide to consummate an initial business combination and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities, and our rights would expire worthless.

If our circumstances change over time, we will update our disclosure to reflect how such changes impact the risk that we may be considered to be operating as an unregistered investment company.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We currently maintain our executive offices at 244 Fifth Avenue, Suite #1833, New York, NY 10001, and our telephone number is +1 (236) 521-6500. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began to trade on the Nasdaq Global Market, or Nasdaq, under the symbol “KTWOU” on January 29, 2026. The Class A Ordinary Shares and Rights comprising the units began separate trading on Nasdaq on February 25, 2026, under the symbols “KTWO” and “KTWOR,” respectively.

(b) Holders

Our units, Class A ordinary shares and rights were not publicly traded during the fiscal year ended December 31, 2025. Our units commenced trading on the Nasdaq Global Market on January 29, 2026, and our Class A ordinary shares and rights commenced separate trading on February 25, 2026.

As of March 24, 2026, there were two (2) holders of record of our units, one (1) holder of record of our Class A ordinary shares, one (1) holder of record of our Class B common ordinary shares and one (1) holder of record of our rights. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares, Class B ordinary shares and rights are held of record by banks, brokers and other financial institutions.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

On January 30, 2026, the Company consummated the IPO of 13,800,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-fifth (1/5) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $138,000,000.

As of January 30, 2026, a total of $138,000,000 of the net proceeds from the IPO and the Private Placement (as defined below) were deposited in a trust account established for the benefit of the Company’s public shareholders. An audited balance sheet as of January 30, 2026 reflecting receipt of the proceeds upon consummation of the IPO and the Private Placement was filed within 4 business days of the consummation of the IPO.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with K2 Capital Sponsor LLC, the Company’s sponsor (the “Sponsor”), of 326,876 private units (the “Private Units”) at a price of $8.00 per Private Unit, generating total proceeds of $2,615,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering. Additionally, the Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

Of the gross proceeds received from the consummation of the initial public offering and the simultaneous private placement on the closing date that occurred on January 30, 2026 and the gross proceeds received, $138,000,000 was placed in the trust account maintained by Equiniti Trust Company LLC, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on August 1, 2025. We are incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are not limited to a particular industry or geographic region for purposes of consummating a Business Combination. We are an early-stage and emerging growth company; and, as such, we are subject to all of the risks associated with early-stage and emerging growth companies.

We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 1, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest or dividend income on marketable securities held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from August 1, 2025 (inception) through December 31, 2025, we had a net loss $97,057, which consisted of general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of December 31, 2025, we had $550,000 in cash and working capital deficit of $206,736.

Subsequent to the period covered by this Report, on January 30, 2026, we consummated the Initial Public Offering of 13,800,000 units at $10.00 per Units, which includes the full exercise of the underwriters’ over-allotment option of 1,800,000 Units, generating gross proceeds of $138,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 326,875 Private Placement Units in a private placement to the Sponsor, at a price of $8.00 per Private Placement Unit, generating gross proceeds of $2,615,000, of which $1,250,000 had not been received at the closing of the Initial Public Offering. Subsequently, on February 3, 2026, the Company received the share subscription receivable from the Sponsor, net of partial repayment of the promissory note – related party.

Following the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Units, a total of $138,000,000 was placed in the Trust Account. We incurred total transaction costs of $1,250,794, consisting of $690,000 of cash underwriting fees and $560,794 of other offering costs.

For the period from August 1, 2025 (inception) through December 31, 2025, net cash used in operating activities was $0. Net loss of $97,057 was affected by general and administrative expenses advanced by related party of $21,235, payment of general and administrative expenses through promissory note – related party of $35,422, and changes in accrued expenses of $40,400.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per private unit. The private units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an as follows:

General and Administrative Services

On August 19, 2025, the Company entered into an agreement with the Company’s Chief Financial Officer (“CFO”), commencing on September 1, 2025, to pay the CFO a monthly fee of $6,000 for his services as an officer of the Company and to grant membership interests equivalent to 100,000 Founder Shares in exchange for his services as officer through the Company’s initial Business Combination. As of December 31, 2025, the Company incurred $24,000 of the CFO fees.

On January 28, 2026, the Company entered into an agreement to pay the Sponsor or an affiliate thereof a monthly fee of $21,000 (“Services Fee”) for office space, administrative and shared personnel support services through the earlier of the Company’s consummation of a Business Combination and its liquidation. Pursuant to the agreement signed on August 19, 2025, the Sponsor shall pay $6,000 per month of the Services Fee to the CFO for his services as an officer of the Company. As of December 31, 2025, such arrangements had not been executed, and the Company did not incur any additional fees for these services.

Additionally, on January 30, 2026, the Sponsor granted membership interests equivalent to an aggregate of 100,000 Founder Shares to the CFO subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase 1,800,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 30, 2026, the underwriters exercised their over-allotment option in full, closing on the 1,800,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $690,000 upon the closing of the Initial Public Offering on January 30, 2026.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2 “Summary of Significant Accounting Policies” of our financial statements and notes thereto included in this Report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Net Loss per Class B Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 771,429 Class B ordinary shares that are subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriter (Note 6). As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-16 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, Management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Title
Karan Thakur	34	Director, Chief Executive Officer and Chairman
Glenn Worman	66	Chief Financial Officer
Alexander Tjiang	28	Vice President
Yungkong Bann	60	Director
Michael E. Fuentes	34	Director
Rajiv Matthew	65	Director

Karan Thakur has been serving as our director, Chief Executive Officer, and chairman of the board since January 2026. He is the founder and managing director of K2 Capital Advisors. Mr. Thakur has experience originating, structuring, and executing financing, merger and acquisition, and go-public transactions in sectors including critical minerals, technology, energy, healthcare, and real estate. He has worked with private and public company management teams on growth planning, capital raising, and public-company readiness, including pre-listing preparation, capital structure planning, and post-listing operational matters. Mr. Thakur has executed transactions involving counterparties in North America, Europe, and Asia. He studied business administration before founding K2 Capital Advisors. He resides in Vancouver, British Columbia. We believe Mr. Thakur is qualified to serve as chairman based on his experience with financings, mergers and acquisitions, and go-public transactions.

Glenn Worman has been serving as our Chief Financial Officer since August 2025. Mr. Worman served as Interim Chief Financial Officer and consultant through SeatonHill Partners/GCW Consulting LLC from November 2022 to November 2025, where he provided chief financial officer services to multiple clients across various industries. From May 2015 to March 2022, Mr. Worman served as President and Chief Financial Officer of National Holdings Corporation, a financial services company operating as a broker dealer. In this role, he was responsible for the overall financial management and operations of the company as a C-suite executive. Since August 2025, he has served as the Chief Financial Officer of Insight Digital Partners II, a special purpose acquisition company incorporated in the Cayman Islands. From August 2024 through October 2025, he has served as the Chief Financial Officer of Drugs Made In America Acquisition Corp., a special purpose acquisition company incorporated in the Cayman Islands. From February 2025 to October 2025, he served as the Chief Financial Officer of both Drugs Made In America Acquisition II Corp., a special purpose acquisition company, and Orion Innovations Inc. From March 2024 to November 2024, he served as the Chief Financial Officer of Insight Acquisition Corp. (“Insight Acquisition”), a special purpose acquisition company. Mr. Worman brings extensive experience in financial management, corporate governance, and public company operations, with particular expertise in the financial services industry and special purpose acquisition companies. Mr. Worman holds a Master of Business Administration in Finance from Fairleigh Dickinson University and a Bachelor of Science in Accounting and Economics from Ramapo College of New Jersey.

Alexander Tjiang has been serving as our Vice President since January 2026. He is currently a Vice President and investment professional at K2 Capital Advisors. He also served as a director at Nextgen Digital Platform Inc. until September 2025, a Canadian digital asset & technology company listed on the Canadian Securities Exchange, where he also served as Chief Executive Officer from March 2025 to July 2025. Mr. Tjiang has experience in investment banking, investment management, and public company leadership. He joined K2 Capital Advisors in August 2024, and is responsible for leading the firm’s investment efforts and spearheading various strategic initiatives for numerous portfolio companies. Prior to joining K2 Capital Advisors, he was an investment banker at Ventum Financial (fka Echelon Capital Markets) where he advised on over 35 complex mergers & acquisitions, equity financing, and debt financing transactions. Before joining Ventum Financial, Mr. Tjiang was an investment analyst at Richardson Asset Management, where he analyzed and managed a portfolio of investments across an array of long/short equities-oriented mandates.

Yungkong Bann has been serving as one of our independent directors since January 2026. He has served as the CEO of Purpose Asset Management since October 2021. Mr. Bann served as Chief Executive Officer of Digital Asset Technologies Inc. (formerly, Eat and Beyond Global Holdings Inc.) an investment issuer, from June 2023 to July 2025. From September 2024 to June 2025, Mr. Bann served as a director of Stardust Solar Energy Inc. Between 2019 to 2020, Mr. Bann served as the CEO of Hyundai Materials Inc., a Hyundai Motor Group subsidiary. From August 2020 to August 2021, he served as the Managing Director at DL Group Holdings a leading Engineering Procurement and Construction (EPC) company in South Korea. From 2011 to 2017, he was a Corporate Executive at General Electric (GE), where he held multiple senior leadership roles including Marketing Officer for Global Growth & Operations in Korea. Prior to GE, Mr. Bann held senior roles at IBM, Accenture and A.T. Kearney. With over 25 years of progressive leadership experience in Global Industrial Manufacturing and Energy Transition companies, Mr. Bann is adept at guiding global companies toward successful business development, transformation, and capital market entry. Mr. Bann holds an MBA from the University of Chicago, and a BA from Sogang University in South Korea. We believe Mr. Bann is qualified to serve on our board because of his 25 years of progressive leadership experience in global industrial manufacturing and energy transition companies.

Michael E. Fuentes has been serving as one of our independent directors since January 2026. Mr. Fuentes has a diverse background spanning various ventures across asset management, investment products, and capital markets. He currently serves as Director of Lloyd Harbor Capital Management, LLC, an SEC-registered investment advisor with approximately $400 million of assets under management. Previously, he was the Founder and Managing Member of Lloyd Point Capital, LP, which he established in 2016. In addition, Mr. Fuentes joined Range Fund Holdings (RFH) in January 2024 as Director, where he has been instrumental in the management of multiple ETFs, including the NUKZ ETF, which was nominated by ETF.com for both “ETF of the Year” and “Thematic ETF of the Year,” ultimately winning the latter award. Mr. Fuentes also advised Range Capital Acquisition Corp., a SPAC, on its initial public acquisition on Nasdaq in December 2024. Earlier in his career, he held roles at National Financial Partners, where he began as a Benefits Analyst and was quickly promoted to Retirement Analyst for Retirement Services. He resides in Cold Spring Harbor, New York. We believe Mr. Fuentes is qualified to serve on our board because of his diverse experience in asset management, investment products, and capital markets.

Rajiv Matthew has been serving as one of our independent directors since January 2026. Mr. Matthew is an experienced finance professional with decades of experience in accounting, financial management, and corporate finance. From January 2022 to January 2025, he served as Chief Financial Officer of Prime Blockchain Inc. From January 2000 to January 2022, Mr. Matthew operated as a self-employed CPA, providing CPA and CFO advisory services to various technology clients. Mr. Matthew holds an MBA in Finance from the University of San Francisco, a Bachelor of Science in Accounting from the University of San Francisco, and completed an executive program at Stanford Graduate School of Business. He is a licensed Certified Public Accountant in the State of California, a credential he has maintained since 1988. We believe Mr. Matthew is qualified to serve on our board because of his extensive background in accounting and finance, his CPA certification, his experience serving as a CFO for multiple organizations, and his deep understanding of financial reporting and corporate governance matters essential for audit committee oversight.

Our Advisor

We and our sponsor are also supported by our advisor the Honorable John G. Vonglis. Hon. Vonglis advises the Founder and Chairman of NANO on growth, governance, and strategic engagements; domestically and internationally. Prior to this, Hon. Vonglis advised the President of the Rockefeller Foundation and the Chairman of GAMCO Investors, Inc. Previously, he served as the Senate confirmed Chief Financial Officer of the U.S. Department of Energy. He served also as Chief Risk Officer. Concurrently, Hon. Vonglis was appointed by the President as acting Director of the department’s Advanced Research Projects Agency (ARPA-E). From 2002 to 2009, Hon. Vonglis served at the Department of Defense in a series of positions culminating as acting Assistant Air Force Secretary (CFO). Additionally, he performed the duties of the Under Secretary. In 2000, he was a candidate for the U.S. House of Representatives. Hon. Vonglis is a retired Colonel, U.S. Army Reserve, with 34 years’ experience in Army and Joint special operations. He has served as a political appointee under President’s Bush, Obama, and Trump. Hon. Vonglis’ business experiences, from analyst to CFO and COO, include positions within aerospace/defense, management consulting, energy, high-technology, and alternative investments. He has lectured at the U.S. Military Academy and advised the Army Cyber Institute. Hon. Vonglis received BS and MBA degrees from Fordham University, is a graduate of the Army War College, and holds a Masters in International Public Policy from The Johns Hopkins University (SAIS).

Number and Terms of Office of Officers and Directors

We currently have four directors. They are Karan Thakur, Yungkong Bann, Michael E. Fuentes, and Rajiv Matthew. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NASDAQ require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that will be approved by our board of directors and will have the composition and responsibilities described below. The charter of each committee will be available on our website following the closing of our initial public offering.

Audit Committee

We have established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee will be Yungkong Bann, Michael E. Fuentes and Rajiv Matthew, and Rajiv Matthew shall serve as the chairperson of the Audit Committee.

Each member of the audit committee is financially literate and our board of directors has determined that Rajiv Matthew qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which will detail the purpose and principal functions of the audit committee, including:

●	Assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	Reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	re-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	Reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	Setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	Setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	Obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	Meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	Reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	Reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Yungkong Bann, Michael E. Fuentes and Rajiv Matthew, and Yungkong Bann serves as chairperson of the compensation committee.

We have adopted a compensation committee charter, which will detail the purpose and responsibility of the compensation committee, including:

●	Reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	Reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	Reviewing our executive compensation policies and plans;

●	Implementing and administering our incentive compensation equity-based remuneration plans;

●	Assisting management in complying with our proxy statement and annual report disclosure requirements;

●	Approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	Producing a report on executive compensation to be included in our annual proxy statement; and

●	Reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Yungkong Bann, Michael E. Fuentes and Rajiv Matthew serve as members of our nominating and corporate governance committee, and Michael Fuentes serves as chairperson of the nominating and corporate governance committee. Under the NASDAQ listing standards, all members of the nominating and corporate governance committee must be independent.

We have adopted a nominating and corporate governance committee charter, which will detail the principal functions of the nominating and corporate governance committee, including:

●	Identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	Developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	Coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	Reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter will also provide that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for appointment at the annual general meeting. We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Pursuant to the Administrative Services Agreement which we entered into with our Sponsor on January 28, 2026, we will agree to pay our sponsor $6,000 per month for the services provided by Glenn C. Worman, our Chief Financial Officer, in his service as officer of the Company. Except for Mr. Worman, none of our directors or officers will receive any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination.

Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 20,041,161 shares of our common stock, consisting of (i) 14,126,875 shares of our Class A common stock and (ii) 5,914,286 shares of our Class B common stock, issued and outstanding as of March 24 2026. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock			Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class(3)	Number of Shares Beneficially Owned		Approximate Percentage of Class(3)
K2 Capital Sponsor LLC	326,875	(2)	1.63%	5,719,286	(2)	96.70%
Karan Thakur	326,875		1.63%	5,719,286		96.70%
Glenn Worman	-		-	100,000		1.69%
Alexander W. Tjiang	-		-	-		-
Yungkong Bann	-		-	25,000		*
Michael E. Fuentes	-		-	25,000		*
Rajiv Matthew	-		-	25,000		*
John Vonglis	-		-	20,000		*
All executive officers and directors as a group (6 individuals)	326,875		1.63%	5,914,286		100%
Other 5% Stockholders
Shaolin Capital Management LLC(4)	750,000		5.31%	-		-
Linden Capital L.P.(5)	750,000		5.31%	-		-

*	value less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 244 Fifth Avenue, Suite #1833, New York, NY.

(2)	K2 Capital Sponsor LLC is the record holder of the shares reported herein. Karan Thakur, our Chief Executive Officer controls K2 Capital Sponsor LLC. As such, he may be deemed to have or share beneficial ownership of the ordinary shares held directly by K2 Capital Sponsor LLC. Such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	Percentage amounts are based on 3,376,743 shares of Class A common stock outstanding, plus the number of shares of Class A common stock issuable upon conversion of the shares of Class B common stock beneficially owned by each holderY.

(4)	Based on information provided in a Schedule 13G filed on February 17, 2026. Shaolin Capital Management LLC and David Puritz (together, the “Reporting Persons”) made certain joint filing statement, dated February 17, 2026. The address of the principal office of the Reporting Persons is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(5)	Based on information provided in a Schedule 13G filed on February 17, 2026. Linden Capital L.P., Linden GP LLC, Linden Advisors LP, and Mr. Siu Min Wong (together, the “Reporting Persons”) made certain joint filing statement, dated February 17, 2026. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 8, 2025, our sponsor, purchased an aggregate of 5,914,286 founder shares for an aggregate purchase price of $25,000. Our Sponsor intends to transfer an aggregate of 195,000 of its founder shares to our independent directors and certain members of our management team for their services. The founder shares transferred to our independent directors and certain members of our management team will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. The number of founder shares issued was determined based on the expectation that the founder shares would represent 31.3% of the outstanding ordinary shares upon completion of our initial public offering.

Our Sponsor will subscribe to purchase an aggregate of 326,875 private placement units of the Company for an aggregate purchase price of $2,615,000 (whether or not the underwriters’ over-allotment option is exercised in full) in a private placement (referred to herein as the “Private Placement”). Among the 326,875 private placement units to be purchased by our sponsor, 170,625 private placement units would be purchased indirectly by the Sponsor’s managing member and 156,250 private placement units would be purchased indirectly by the Sponsor’s non-managing members. We refer collectively to the units sold in the Private Placement throughout this prospectus as the “Private Placement Units.” The Private Placement Units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in this prospectus; each private placement unit consists of one private Class A ordinary share, and one private right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial business combination.

The private placement units are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, as described herein, and; (1) will not be redeemable by us and (2) may be exercised by the holders on a cashless basis. A portion of the purchase price of the private placement units will be added to the proceeds from our initial public offering to be held in the trust account such that at the time of closing $2,615,000 will be held in the trust account. If we do not complete our initial business combination within the completion window, the private placement units (and the underlying securities) will expire worthless.

Certain institutional investors (none of which are affiliated with any member of our management, our Sponsor or any other investor), which we refer to as the “non-managing members” throughout this prospectus, have expressed an interest to purchase non-managing membership interests in the Sponsor, reflecting interests in an aggregate of 156,250 of the 326,875 private placement units to be purchased by our Sponsor, at a price of $10.00 per 1.25 non-managing member interests reflecting interests in 1.25 private placement units, in the Private Placement that will close simultaneously with the closing of our initial public offering. Subject to each non-managing member purchasing, through the Sponsor, the private placement non-managing securities allocated to it in connection with the closing of our initial public offering, the Sponsor will issue non-managing membership interests at a nominal purchase price to the non-managing members at the closing of our initial public offering reflecting indirect interests in an aggregate of 892,059 founder shares.

The private placement units may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 180 days after the completion of our initial business combination.

Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

Our Sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Commencing on the date on which our securities are first listed on the Nasdaq, we will pay an amount equal to $21,000 per month to our sponsor for office space, administrative and shared personnel support services. This payment includes $6,000 per month that our sponsor will pay to Glenn C. Worman, our Chief Financial Officer, for his services as an officer of the Company. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination occurs 18 months following closing of our initial public offering, our sponsor will be paid a total of $378,000 ($21,000 per month in either case) and will be entitled to be reimbursed for any out-of-pocket expenses.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. In addition, after the completion of our initial public offering, our board of directors may approve additional working capital loans from our sponsor or third parties for the purpose of funding working capital, which loans may be converted into our private units. Except for the foregoing, the terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

The holders of the (i) founder shares, (ii) private placement units, Class A ordinary shares included in the private placement units, and the Class A ordinary shares underlying the private placement rights, and (iii) any private placement units that may be issued upon conversion of working capital loans and their permitted transferees will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of our initial public offering requiring us to register our securities held by them for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares).

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we have adopted, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we will agree not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent registered public accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is), except for $6,000 per month that our sponsor will pay to Glenn C. Worman, our Chief Financial Officer, for his services as an officer of the Company. However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from funds held outside the trust account:

●	payment to our sponsor for office space, administrative and shared personnel support services, in an amount equal to $21,000 per month, commencing on the first date on which our securities are listed on the Nasdaq. This payment includes $6,000 per month that our sponsor will pay to Glenn C. Worman, our Chief Financial Officer, for his services as an officer of the Company;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. In addition, after the completion of our initial public offering, our board of directors may approve additional working capital loans for the purpose of funding working capital, which loans may be converted into our private units. The units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans; and

These payments may be made using funds that are not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of the board of directors of a listed company be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Yungkong Bann, Michael E. Fuentes, and Rajiv Matthew are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the period from August 1, 2025 (inception) through December 31, 2025 totaled approximately $83,250. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the period from August 1, 2025 (inception) through December 31, 2025,

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax services, planning or advice for the period from August 1, 2025 (inception) through December 31, 2025,

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for any other services for the period from August 1, 2025 (inception) through December 31, 2025,

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

1.1	Underwriting Agreement, dated January 28, 2026, by and between the Company and D. Boral. Capital	Form 8-K (Exhibit 1.1)	2/3/2026	001-43086

3.1	Memorandum and Articles of Association of K2 Capital Acquisition Corp.	Form S-1/A (Exhibit 3.1)	1/22/2026	333-290350

3.2	Amended and Restated Memorandum and Articles of Association of K2 Capital Acquisition Corp.	Form 8-K (Exhibit 3.1)	2/3/2026	001-43086

4.1	Specimen Class A Ordinary Share Certificate	Form S-1/A (Exhibit 4.2)	1/22/2026	333-290350

4.2	Specimen Unit Certificate	Form S-1/A (Exhibit 4.1)	1/22/2026	333-290350

4.3	Specimen Rights Certificate	Form S-1/A (Exhibit 4.3)	1/22/2026	333-290350

4.4	Rights Agreement, dated January 28, 2026, by and between VStock Transfer LLC and the Company	Form 8-K (Exhibit 4.1)	2/3/2026	001-43086

4.5*	Description of Registered Securities

10.1	Letter Agreements, dated January 28, 2026, by and between the Company’s officers, directors, shareholders and K2 Capital Sponsor LLC	Form 8-K (Exhibit 10.1)	2/3/2026	001-43086

10.2	Investment Management Trust Agreement, dated January 28, 2026, by and between VStock Transfer LLC and the Company.	Form 8-K (Exhibit 10.2)	2/3/2026	001-43086

10.3	Registration Rights Agreement, dated January 28, 2026, by and among the Company and the initial shareholders of the Company	Form 8-K (Exhibit 10.3)	2/3/2026	001-43086

10.4	Private Placement Unit Purchase Agreement, dated January 28, 2026, by and between the Company and K2 Capital Sponsor LLC	Form 8-K (Exhibit 10.4)	2/3/2026	001-43086

10.5	Indemnity Agreements, dated January 28, 2026, by and between the Company’s officers, directors, shareholders and K2 Capital Sponsor LLC.	Form 8-K (Exhibit 10.5)	2/3/2026	001-43086

14.1	Form of Code of Ethics and Business Conduct	Form S-1/A (Exhibit 14)	1/22/2026	333-290350

19.1*	Insider Trading Compliance Policy and Procedures

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

97	Clawback Policy	Form S-1/A (Exhibit 99.7)	1/22/2026	333-290350

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

K2 CAPITAL ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

K2 Capital Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of K2 Capital Acquisition Corporation as of December 31, 2025 and the related statements of operations, changes in shareholder’s deficit and cash flows for the period from August 1, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of K2 Capital Acquisition Corporation as of December 31, 2025, and the results of its operations and its cash flows for the period from August 1, 2025 (inception) through December 31, 2025, in conformity with the Generally Accepted Accounting Principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 25, 2026

PCAOB ID Number: 100

K2 CAPITAL ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2025

Assets
Current assets
Cash	$550,000
Prepaid expenses	70,000
Total current assets	620,000
Deferred offering costs	134,679
Total Assets	$754,679

Liabilities and Shareholder’s Deficit
Current liabilities
Accrued offering costs	$52,480
Accrued expenses	40,400
Advances from related party	550,000
Promissory note – related party	183,856
Total current liabilities	826,736
Total Liabilities	826,736

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 485,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,914,286 shares issued and outstanding (1)(2)	591
Additional paid-in capital	24,409
Accumulated deficit	(97,057)
Total Shareholder’s Deficit	(72,057)
Total Liabilities and Shareholder’s Deficit	$754,679

(1)	On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per share data have been retrospectively presented (Note 5).
(2)	Includes an aggregate of 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 5).

The accompanying notes are an integral part of the financial statements.

K2 CAPITAL ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 1, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative expenses	$97,057
Loss from operations	(97,057)

Net loss	$(97,057)

Basic and Diluted weighted average shares outstanding, Class B ordinary shares (1)(2)	5,142,857

Basic and diluted net loss per share, Class B ordinary shares	$(0.02)

(1)	On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per share data have been retrospectively presented (Note 5).
(2)	Excludes an aggregate of 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 5).

The accompanying notes are an integral part of the financial statements.

K2 CAPITAL ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM AUGUST 1, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — August 1, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	5,914,286	591	24,409	—	25,000

Net loss	—	—	—	—	—	(97,057)	(97,057)

Balance – December 31, 2025	—	$—	5,914,286	$591	$24,409	$(97,057)	$(72,057)

(1)	On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per share data have been retrospectively presented (Note 5).
(2)	Includes an aggregate of 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 5).

The accompanying notes are an integral part of the financial statements.

K2 CAPITAL ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 1, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(97,057)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses advanced by related party	21,235
Payment of general and administrative expenses through promissory note – related party	35,422
Changes in operating assets and liabilities:
Accrued expenses	40,400
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Advances from related party	550,000
Net cash provided by financing activities	550,000

Net Change in Cash	550,000
Cash – Beginning of period	—
Cash – End of period	$550,000

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$52,480
Deferred offering costs paid through promissory note – related party	$57,199
Deferred offering costs paid by the Sponsor in exchange for the issuance of Class B ordinary shares	$25,000
Prepaid expenses paid through promissory note – related party	$20,000
Prepaid expenses advanced by the Sponsor on behalf of the Company	$50,000
Reclassification of advances from related party to promissory note - related party	$71,235

The accompanying notes are an integral part of the financial statements.

K2 CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

K2 Capital Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 1, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early-stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from August 1, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 28, 2026. On January 30, 2026, the Company consummated the Initial Public Offering of 13,800,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 1,800,000 Units, generating gross proceeds of $138,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 326,875 units (the “Private Placement Units”) in a private placement to K2 Capital Sponsor LLC (the “Sponsor”), at a price of $8.00 per Private Placement Unit, generating gross proceeds of $2,615,000, of which $1,250,000 had not been received at the closing of the Initial Public Offering. Subsequently, on February 3, 2026, the Company received the share subscription receivable from the Sponsor, net of partial repayment of the promissory note – related party.

Transaction costs amounted to $1,250,794, consisting of $690,000 of cash underwriting fees and $560,794 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the interest income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on January 30, 2026, an amount of $138,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was held in a U.S.-based trust account (the “Trust Account”), with Equiniti Trust Company, LLC, acting as trustee. The funds may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against, the initial Business Combination, all or a portion of their Public Shares upon the completion of initial Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest, divided by the number of then outstanding Public Shares, subject to the limitations. Notwithstanding the foregoing redemption rights, if the Company seeks shareholders approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles”) will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares to be sold in the Initial Public Offering, without the Company’s prior consent. There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Units. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

K2 CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives approval by way of an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

The initial shareholders have agreed (a) to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Completion Window (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (the “Completion Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Rights, which will expire worthless if the Company fails to complete a Business Combination within the Completion Window.

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Completion Window. However, if the initial shareholders or any of their respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

K2 CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, the escalating military conflict between the United States, Israel and Iran, and other hostilities in the Middle East region and globally. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations.

In addition to the Russia-Ukraine conflict and the Israel-Hamas conflict, the geopolitical landscape has been significantly affected by the escalation of hostilities between the United States, Israel and Iran. Following prior exchanges of strikes between Israel and Iran in 2024 and a twelve-day conflict involving U.S. and Israeli strikes on Iranian nuclear facilities and military sites in June 2025, the United States and Israel launched a large-scale joint military operation against Iran beginning on February 28, 2026. The operation has targeted Iranian military infrastructure, nuclear program assets, senior government and military officials. Iran has responded with retaliatory missile and drone strikes against targets in Israel and U.S. military installations across the Persian Gulf region, including in Bahrain, Jordan, Kuwait and Qatar. This conflict represents a material escalation in regional instability, the full scope, duration and consequences of which remain highly uncertain.

The U.S.-Israel-Iran conflict has had immediate and substantial effects on global trade, energy markets and financial markets. Iran’s Islamic Revolutionary Guard Corps has effectively closed the Strait of Hormuz — through which approximately 20% of global seaborne oil trade transits — to commercial shipping, leading major container carriers and tanker operators to suspend transits and reroute vessels. Concurrently, Iran-backed Houthi forces in Yemen have announced a resumption of attacks on commercial shipping in the Red Sea and the Bab el-Mandeb Strait, creating a dual chokepoint crisis that has disrupted global shipping lanes. Major shipping companies have suspended operations through both maritime corridors and rerouted vessels around the Cape of Good Hope, significantly increasing transit times and freight costs and disrupting global supply chains. War risk insurance for the Strait of Hormuz has been withdrawn or repriced at prohibitive levels, and airspace closures across multiple Gulf states have grounded thousands of flights. Brent crude oil prices have surged, and analysts have projected prices could reach $100 per barrel or higher if supply disruptions persist. Global stock markets have experienced significant declines, with indices in Asia, Europe and the United States falling sharply, and safe-haven assets such as gold and U.S. Treasuries have seen increased demand. The conflict has also prompted heightened sanctions enforcement activity and new compliance risks across financial markets.

The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. More recently on April 2, 2025, President Trump signed an executive order imposing a minimum 10 percent baseline tariff on all U.S. imports, with higher tariffs applied to imports from 57 specific countries. The baseline tariff rate became effective on April 5, while tariffs on imports from the 57 targeted nations, ranging from 11 to 50 percent, took effect on April 9. On the same day, President Trump announced a 90-day ‘pause’ on reciprocal tariffs for all but China, which continues to face tariffs as high as 145%. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

K2 CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. FASB ASC Topic 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the U.S.-Israel-Iran conflict and other hostilities in the Middle East region and subsequent sanctions or related actions, and tariff on imports from foreign countries could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (Note 5). As of December 31, 2025, the Company had $550,000 in cash, and had a working capital deficit of $206,736.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per private unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has completed its Initial Public Offering on January 30, 2026, and in connection with the sale of the Private Placement Units, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company on February 3, 2026 for general capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

K2 CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $550,000 in cash and no cash equivalents as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Rights and then to the Class A ordinary shares subject to possible redemption. On January 30, 2026, upon completion of the Initial Public Offering, offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Rights, and the Private Placement Units were charged to shareholder’s deficit as all of the underlying instruments, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

K2 CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the private placement rights included in the Private Placement Units in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Under FASB ASC Topic 815-40, the Rights (as defined below) and the private placement rights meet the criteria for equity treatment and as such will be recorded in shareholder’s deficit. If the Rights and private placement rights no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations.

Share-Based Compensation

 The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation,” guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using the Monte Carlo model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statement of operations.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 771,429 Class B ordinary shares that are subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriter (Note 6). As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the closing of Initial Public Offering on January 30, 2026, the Company sold 13,800,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 1,800,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $138,000,000. Each Unit consists of one Class A ordinary share and one Right entitling the holder to receive one-fifth (1/5) of one Class A ordinary share, so the holder must hold Rights in multiples of 5 in order to receive shares for all of their Rights upon closing of a Business Combination (“Right”).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 326,875 Private Placement Units of the Company, at a price of $8.00 per Private Placement Unit, generating gross proceeds of $2,615,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions. Each Private Placement Unit consists of one private Class A ordinary share, and one private placement right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination. The Private Placement Units shall be subject to transfer restrictions.

The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), the Founder Shares (as defined below) and private placement shares will not be entitled to liquidating distributions from the Trust Account, and the private placement rights will expire worthless. The Private Placement Units (including the private placement shares, the private placement rights, and the Class A ordinary shares issuable upon exercise of the private placement rights) are not to be transferable, assignable or salable until 180 days after the completion of an initial Business Combination.

K2 CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 5 — RELATED PARTIES

Founder Shares

On August 8, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.005 per share, to cover certain of the Company’s expenses, for which the Company issued 4,928,571 Class B ordinary shares (the “Founder Shares”) to the Sponsor. On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per share data have been retrospectively presented. Up to 771,429 Founder Shares are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will collectively represent 28% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor.

On January 30, 2026, the Sponsor transferred an aggregate of 95,000 Founder Shares to directors and officers, at a price of $0.005 per share. The transfer of the Founder Shares to the holders of such interests is in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 95,000 Founder Shares on January 30, 2026 was $138,700 or $1.46 per share. The Company established the initial fair value of the Founder Shares on January 30, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the implied Class A share price of $9.71, probability of de-SPAC and market adjustment of 15.0% and lock-up term of 2.5 years. The Founder Shares were assigned without any restrictions or vesting terms. Share-based compensation was recognized at the grant date, January 30, 2026, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2025, the transfer had not been executed and therefore no compensation expense has been recognized.

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

General and Administrative Services

On August 19, 2025, the Company entered into an agreement with the Company’s Chief Financial Officer (“CFO”), commencing on September 1, 2025, to pay the CFO a monthly fee of $6,000 for his services as an officer of the Company and to grant membership interests equivalent to 100,000 Founder Shares in exchange for his services as officer through the Company’s initial Business Combination. As of December 31, 2025, the Company incurred $24,000 of the CFO fees, $12,000 of which has been paid by the Sponsor on behalf of the Company and the other $12,000 has been included in the accrued expenses as reported in the Company’s balance sheet.

On January 28, 2026, the Company entered into an agreement to pay the Sponsor or an affiliate thereof a monthly fee of $21,000 (“Services Fee”) for office space, administrative and shared personnel support services through the earlier of the Company’s consummation of a Business Combination and its liquidation. Pursuant to the agreement signed on August 19, 2025, the Company shall pay $6,000 per month of the Services Fee to the CFO for his services as an officer of the Company. As of December 31, 2025, such arrangements had not been executed, and the Company did not incur any additional fees for these services.

Additionally, on January 30, 2026, the Sponsor granted membership interests equivalent to an aggregate of 100,000 Founder Shares to the CFO subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per private unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there were no Working Capital Loans outstanding.

K2 CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Promissory Note — Related Party

On August 21, 2025, the Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of May 31, 2026 or the closing of the Initial Public Offering. As of December 31, 2025, there was $183,856 outstanding under the promissory note. As of January 30, 2026, the Initial Public Offering closing date, the Company had borrowed an aggregate of $200,821 under the promissory note, which was subsequently settled in full on February 3, 2026 and February 12, 2026. Borrowings under the promissory note are no longer available.

Advances from Related Party

On December 31, 2025, in anticipation of the Company’s sale of Private Placement Units in a private placement to occur simultaneously with the closing of the Initial Public Offering, the Sponsor transferred to the Company an aggregate of $550,000 and reflected in the Company’s balance sheet under advances from related party. On January 30, 2026, there was no outstanding balance under advances from related party as the sale of the Private Placement Units has been completed.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Units, the Class A ordinary shares included in the Private Placement Units, the Private Placement Rights and the Class A ordinary shares issuable upon exercise of such Private Placement Rights; and (iii) any Private Placement Units that may be issued upon conversion of Working Capital Loans and their permitted transferees will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase 1,800,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 30, 2026, the underwriters exercised their over-allotment option in full, closing on the 1,800,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $690,000 upon the closing of the Initial Public Offering.

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 485,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were 5,914,286 Class B ordinary shares issued and outstanding, up to 771,429 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as otherwise required by law. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor.

In connection with its initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

K2 CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of its initial Business Combination.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s Articles with respect to its pre-initial business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one fifth (1/5) of one ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A ordinary shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enter into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same consideration per ordinary share the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary shares basis.

The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with Cayman Islands law. As a result, the holder must hold rights in multiples of 5 in order to receive Class A ordinary shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 8 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

December 31, 2025
Cash	$550,000
Deferred offering costs	$134,679

For the Period from August 1, 2025 (Inception) Through December 31, 2025
General and administrative expenses	$97,057

K2 CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

NOTE 9 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to March 25, 2026, the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The registration statement for the Company’s Initial Public Offering was declared effective on January 28, 2026.

On January 28, 2026, the Company entered into an agreement to pay the Sponsor or an affiliate thereof a monthly Services Fee of $21,000 for office space, administrative and shared personnel support services through the earlier of the Company’s consummation of a Business Combination and its liquidation. Pursuant to the agreement signed on August 19, 2025, the Company shall pay $6,000 per month of the Services Fee to the CFO for his services as an officer of the Company.

On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per share data have been retrospectively presented.

On January 30, 2026, the Sponsor transferred an aggregate of 100,000 Founder Shares to the CFO subject to a performance condition (i.e., providing services through Business Combination).

On January 30, 2026, the Sponsor transferred an aggregate of 95,000 Founder Shares to directors and officers, at a price of $0.005 per share. The Founder Shares were assigned without any restrictions or vesting terms. As such, on January 30, 2026, the Company will recognize compensation expense of $138,700 pursuant to the Founder Share transfer agreement.

On January 30, 2026, the Company consummated the Initial Public Offering of 13,800,000 Units at $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option of 1,800,000 Units, generating gross proceeds of $138,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 326,875 Private Placement Units in a private placement to the Sponsor, at a price of $8.00 per unit, generating gross proceeds of $2,615,000.

On January 30, 2026, the underwriters exercised their over-allotment option, closing on the 1,800,000 additional Units simultaneously with the Initial Public Offering. The underwriters were paid a cash underwriting discount of $690,000 upon the closing of the Initial Public Offering.

Following the closing of the Initial Public Offering on January 30, 2026, an amount of $138,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was held in a Trust Account.

On February 3, 2026, the Company received $1,096,053 from the Sponsor subsequent to the closing of the Initial Public Offering. This is the share subscription receivable of $1,250,000, net of partial repayment of $153,947 of the promissory note – related party.

On February 12, 2026, the Company fully settled the $46,874 remaining borrowings under the promissory note – related party.

Commencing on February 25, 2026, the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and rights included in the Units. Any Units not separated will continue to trade on The Nasdaq Global Market (“Nasdaq”) under the symbol “KTWOU.” Any underlying Class A ordinary shares and rights that are separated will trade on Nasdaq under the symbols “KTWO” and “KTWOR,” respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2026	K2 CAPITAL ACQUISITION CORP.

	By:	/s/ Karan Thakur
	Name:	Karan Thakur
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Karan Thakur	Chief Executive Officer	March 26, 2026
Karan Thakur	(Principal Executive Officer)

/s/ Glenn C. Worman	Chief Financial Officer and Chief Operating Officer	March 26, 2026
Glenn C. Worman	(Principal Financial and Accounting Officer)

/s/ Yungkong Bann	Director	March 26, 2026
Yungkong Bann

/s/ Michael E. Fuentes	Director	March 26, 2026
Michael E. Fuentes

/s/ Rajiv Matthew	Director	March 26, 2026
Rajiv Matthew