Form 10-Q
period 2026-03-31
K2 Capital Acquisition Corp
filed 2026-05-14
CIK 2086524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

+1 (236) 521-6500

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value of $0.0001, and one right to receive one-fifth (1/5) of one Class A ordinary share	KTWOU	The NASDAQ Stock Market LLC
Class A ordinary shares included as part of the units	KTWO	The NASDAQ Stock Market LLC
Rights included as part of the units	KTWOR	The NASDAQ Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, there were 14,126,875 Class A ordinary shares, $0.0001 par value and 5,914,286 Class B ordinary shares, $0.0001 par value, issued and outstanding.

K2 CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

K2 CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$990,067	$550,000
Prepaid expenses and insurance	190,408	70,000
Total current assets	1,180,475	620,000
Deferred offering costs	—	134,679
Long term prepaid insurance	43,587	—
Investments held in Trust Account	138,779,596	—
Total Assets	$140,003,658	$754,679

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$196,997	$40,400
Accrued offering costs	75,000	52,480
Advances from related party	—	550,000
Promissory note – related party	—	183,856
Total current liabilities	271,997	826,736
Total Liabilities	271,997	826,736

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 13,800,000 and no shares at redemption value of $10.06 and $0 per share at March 31, 2026 and December 31, 2025, respectively	138,779,596	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 485,000,000 shares authorized; 326,875 and no shares issued and outstanding (excluding 13,800,000 and no shares subject to possible redemption) at March 31, 2026 and December 31, 2025, respectively	33	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,914,286 shares issued and outstanding at March 31, 2026 and December 31, 2025 (1)(2)	591	591
Additional paid-in capital	747,686	24,409
Retained earnings (Accumulated deficit)	203,755	(97,057)
Total Shareholders’ Equity (Deficit)	952,065	(72,057)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$140,003,658	$754,679

(1)	On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per share data have been retrospectively presented (Note 5).
(2)	Includes an aggregate of 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative expenses	$478,784
Loss from operations	(478,784)

Other income:
Interest earned on investments held in Trust Account	779,596
Total other income	779,596

Net income	$300,812

Basic and diluted weighted average shares outstanding, Class A ordinary shares	9,417,917

Basic and diluted net income per share, Class A ordinary shares	$0.02

Basic weighted average shares outstanding, Class B ordinary shares (1)(2)	5,657,143

Basic net income per share, Class B ordinary shares	$0.02

Diluted weighted average shares outstanding, Class B ordinary shares (1)(2)	5,914,286

Diluted net income per share, Class B ordinary shares	$0.02

(1)	On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per share data have been retrospectively presented (Note 5).
(2)	Includes an aggregate of 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

					Stock
					Subscription		(Accumulated	Total
	Class A		Class B		Receivable	Additional	Deficit)	Shareholders’
	Ordinary Shares		Ordinary Shares		from	Paid-in	Retained	(Deficit)
	Shares	Amount	Shares (1)(2)	Amount	Stockholder	Capital	Earnings	Equity
Balance — January 1, 2026	—	$—	5,914,286	$591	$—	$24,409	$(97,057)	$(72,057)

Sale of Private Placement Units	326,875	33	—	—	(1,250,000)	2,614,967	—	1,365,000

Collection of stock subscription receivable from stockholder	—	—	—	—	1,250,000	—	—	1,250,000

Fair value of rights included in Public units	—	—	—	—	—	4,002,000	—	4,002,000

Allocated value of transaction costs to Public rights and Private Placement Units	—	—	—	—	—	(46,400)	—	(46,400)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(5,985,990)	—	(5,985,990)

Share-based compensation expense	—	—	—	—	—	138,700	—	138,700

Net income	—	—	—	—	—	—	300,812	300,812

Balance – March 31, 2026 (unaudited)	326,875	$33	5,914,286	$591	$—	$747,686	$203,755	$952,065

(1)	On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per share data have been retrospectively presented (Note 5).
(2)	Includes an aggregate of 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$300,812
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative expenses through promissory note	667
Interest earned on investments held in Trust Account	(779,596)
Share-based compensation expense	138,700
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(170,408)
Long term prepaid insurance	(43,587)
Accounts payable and accrued expenses	158,746
Net cash used in operating activities	(394,666)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(138,000,000)
Net cash used in investing activities	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	137,310,000
Proceeds from sale of Private Placement Units	2,615,000
Proceeds from advances from related party	815,000
Repayment of advances from related party	(1,365,000)
Repayment of promissory note – related party	(200,821)
Payment of offering costs	(339,446)
Net cash provided by financing activities	138,834,733

Net Change in Cash	440,067
Cash – Beginning of period	550,000
Cash – End of period	$990,067

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$64,121
Offering costs paid through promissory note – related party	$10,298
Offering costs paid through prepaid expenses	$50,000
Accrued expenses paid through promissory note – related party	$6,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 1, 2025 (inception) through March 31, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 28, 2026. On January 30, 2026, the Company consummated the Initial Public Offering of 13,800,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 1,800,000 Units, generating gross proceeds of $138,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 326,875 units (the “Private Placement Units”) in a private placement to K2 Capital Sponsor LLC (the “Sponsor”), and the underwriters, at a price of $8.00 per unit, generating gross proceeds of $2,615,000, of which $1,250,000 had not yet been received and is noted as a share subscription receivable on the condensed balance sheets within equity (see Note 5). Subsequently, on February 3, 2026, the Company received the share subscription receivable from the Sponsor, net of partial repayment of the promissory note – related party.

Transaction costs amounted to $1,250,794, consisting of $690,000 of cash underwriting fee and $560,794 of other offering costs.

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

Following the closing of the Initial Public Offering on January 30, 2026, an amount of $138,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against, the initial Business Combination, all or a portion of their Public Shares upon the completion of initial Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest, divided by the number of then outstanding Public Shares, subject to the limitations. Notwithstanding the foregoing redemption rights, if the Company seeks shareholders approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares to be sold in the Initial Public Offering, without the Company’s prior consent. There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Units. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives approval by way of an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Completion Window (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor or any of its respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of the Company’s control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). FASB ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, and tariff on imports from foreign countries could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 30, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Going Concern and Capital Resources

The Company’s liquidity needs up to January 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of January 30, 2026, upon the closing of the Initial Public Offering, the Company had $10,629 in cash, had a working capital deficit of $94,489, and had $1,250,000 in share subscription receivable within equity in connection with the sale of the Private Placement Units. Subsequently, on February 3, 2026, the Company received the share subscription receivable from the Sponsor, net of partial repayment of the promissory note – related party. As of March 31, 2026, the Company had $990,067 in cash and working capital of $908,478.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31,2025, there were no Working Capital Loans outstanding.

Based on management’s estimates of ongoing operating expenses and the Sponsor’s commitment to provide Working Capital Loans, if needed, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this filing. The Sponsor or its affiliates may, but are not obligated to, provide Working Capital Loans to the Company to fund working capital deficiencies. During this period, the Company expects to use these funds to pay existing accounts payable, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, incur travel and other expenditures, and structure, negotiate, and consummate a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements – Going Concern (“ASC 205-40”), management has determined that the Company’s ability to continue as a going concern for a period of one year from the date of issuance of the unaudited condensed financial statements is dependent upon the availability of Working Capital Loans from the Sponsor or its affiliates. Management believes that the Sponsor has the financial ability and intent to provide such Working Capital Loans as necessary to fund the Company’s operating needs during this period. However, if the costs of identifying a target business, undertaking due diligence, and negotiating a Business Combination exceed management’s estimates and the Sponsor does not provide sufficient Working Capital Loans, the Company may have insufficient funds to continue operations prior to the completion of an initial Business Combination. The Company has a limited Completion Window to consummate an initial Business Combination. Based on the foregoing, management has concluded that reliance on the Sponsor’s commitment to provide Working Capital Loans alleviates the substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the unaudited condensed financial statements are issued.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $990,067 and $550,000 in cash as of March 31, 2026 and December 31, 2025, respectively, and no cash equivalents.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $138,779,596 and $0, respectively. As of March 31, 2026, the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statement of operations.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Rights, and the Private Placement Units were charged to shareholders’ equity as all of the underlying instruments, after management’s evaluation, were classified in permanent equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the private placement rights included in the Private Placement Units in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under FASB ASC 815-40, the Rights (as defined below) and the private placement rights meet the criteria for equity treatment and as such will be recorded in shareholders’ equity and will not require remeasurement after issuance.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to retained earnings. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Rights	(4,002,000)
Public Shares issuance cost	(1,204,394)
Plus:
Accretion of carrying value to redemption value	5,985,990
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$138,779,596

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using the Monte Carlo model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the unaudited condensed statement of operations.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Diluted net income per share attributable to ordinary shareholders adjust the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding rights. However, because the rights are anti-dilutive, they have been excluded from the calculation of diluted income per ordinary share for the period presented.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Founder shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the underwriters’ over-allotment option. For purposes of diluted income per ordinary share, the founder shares are included in the denominator as of the beginning of the interim period in which the contingent condition was satisfied. Accordingly, the founder shares are included in the calculation of diluted EPS as if outstanding from the beginning of the interim period upon the full exercise of the over-allotment option on January 30, 2026.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2026
	Basic		Diluted
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Net income per ordinary share:
Numerator:
Allocation of net income	$187,928	$112,884	$184,776	$116,036
Denominator:
Weighted-average shares outstanding	9,417,917	5,657,143	9,417,917	5,914,286
Net income per ordinary share	$0.02	$0.02	$0.02	$0.02

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the closing of Initial Public Offering on January 30, 2026, the Company sold 13,800,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 1,800,000 at a price of $10.00 per Unit, generating gross proceeds of $138,000,000. Each Unit consists of one Class A ordinary share and one Right entitling the holder to receive one-fifth (1/5) of one Class A share, so the holder must hold Rights in multiples of 5 in order to receive shares for all of their Rights upon closing of a Business Combination (“Right”).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 326,875 Private Placement Units of the Company at a price of $8.00 per Private Placement Unit, generating gross proceeds of $2,615,000. The Private Placement Units are identical to the units sold in this offering, subject to certain limited exceptions. Each Private Placement Unit consists of one private Class A ordinary share, and one private placement Right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination. The Private Placement Units shall be subject to transfer restrictions.

The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), the Founder Shares (as defined below) and private placement shares will not be entitled to liquidating distributions from the Trust Account, and the private placement rights will expire worthless. The Private Placement Units (including the private placement shares, the private placement rights, and the Class A ordinary shares issuable upon exercise of the private placement rights) are not transferable, assignable or salable until 180 days after the completion of an initial Business Combination.

NOTE 5 — RELATED PARTIES

Founder Shares

On August 8, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.005 per share, to cover certain of the Company’s expenses, for which the Company issued 4,928,571 Class B ordinary shares (the “Founder Shares”) to the Sponsor. On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per share data have been retrospectively presented. Up to 771,429 Founder Shares are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will collectively represent 28% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On January 30, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

On January 30, 2026, the Sponsor transferred an aggregate of 95,000 Founder Shares to directors and officers, at a price of $0.005 per share. The transfer of the Founder Shares to the holders of such interests is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 95,000 Founder Shares on January 30, 2026 was $138,700 or $1.46 per share. The Company established the initial fair value of the Founder Shares on January 30, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the implied Class A share price of $9.71, probability of de-SPAC and market adjustment of 15.0% and lock-up term of 2.5 years. The Founder Shares were assigned without any restrictions or vesting terms. Share-based compensation will be recognized at the grant date in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2026, the Company recognized compensation expense of $138,700 pursuant to the Founder Share transfer agreement.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

General and Administrative Services

The Company entered into an agreement, commencing on January 28, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $21,000 for office space, administrative and shared personnel support services, which includes payments to the Company’s Chief Financial Officer (“CFO”) as stated below.

On August 19, 2025, the Company entered into an agreement with the Company’s CFO, commencing on September 1, 2025, to pay the CFO a monthly fee of $6,000 for his services as an officer of the Company. Pursuant to the general and administrative services agreement, commencing on January 28, 2026, the Sponsor will pay the CFO the monthly fee of $6,000 for his services as an officer of the Company.

For the three months ended March 31, 2026, the Company incurred $48,000 in fees for these services, of which $36,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

.

Additionally, on January 30, 2026, the Sponsor transferred an aggregate of 100,000 Founder Shares to the CFO subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

Promissory Note — Related Party

On August 21, 2025, the Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of May 31, 2026 or the closing of the Initial Public Offering. As of December 31, 2025, there was $183,856 outstanding under the promissory note. As of January 30, 2026, the Initial Public Offering closing date, the Company had borrowed an aggregate of $200,821 under the promissory note, which was settled in full on February 3, 2026 and February 12, 2026. Borrowings under the promissory note are no longer available.

Share Subscription Receivable

On January 30, 2026, in connection with the sale of the Private Placement Units, the Sponsor should have deposited the net proceeds of $1,250,000 into the Company’s bank account. This was still being held at the Sponsor’s bank account at the Initial Public Offering date. Subsequently, on February 3, 2026, the Company received the share subscription receivable from the Sponsor, net of partial repayment of the promissory note – related party.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Units, the Class A ordinary shares included in the Private Placement Units, the Private Placement Rights and the Class A ordinary shares issuable upon exercise of such Private Placement Rights; and (iii) any Private Placement Units that may be issued upon conversion of Working Capital Loans and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 485,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026, there were 326,875 Class A ordinary shares issued and outstanding, excluding the 13,800,000 shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 5,914,286 Class B ordinary shares issued and outstanding, up to 771,429 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. On January 30, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by him, her or they in connection with the initial Business Combination or an amendment to the Company’s amended and restated memorandum and articles of association with respect to its pre-initial business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or their rights in order to receive the one fifth (1/5) of one ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A ordinary shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enter into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same consideration per ordinary share the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary shares basis.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with Cayman Islands law. As a result, the holder must hold rights in multiples of 5 in order to receive Class A ordinary shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from our assets held outside of the Trust Account with respect to such rights. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 8 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At March 31, 2026, assets held in the Trust Account were comprised of $138,779,596 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2026, the Company did not withdraw interest earned on the trust funds.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$138,779,596	$—

The fair value of the Public Rights issued in the Initial Public Offering is $4,002,000, or $0.29 per Public Right. The fair value of the Public Rights was determined using Monte Carlo Simulation Model. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights issued in the Initial Public Offering:

January 30, 2026
Expected term to de-SPAC (years)	1.5
Probability of de-SPAC and instrument-specific market adjustment	15.0%
Risk-free rate (continuous)	3.47%
Implied Class A share price	$9.71

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$990,067	$550,000
Investments held in Trust Account	$138,779,596	$—

For the Three Months Ended March 31, 2026
General and administrative expenses	$478,784
Interest earned on investments held in Trust Account	$779,596

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM reviews the interests and/or dividends that earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative expenses and share-based compensation expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to K2 Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to K2 Capital Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 1, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $300,812, which consists of interest income on investments held in the Trust Account of $779,596, offset by general and administrative expenses of $478,784 which includes share-based compensation expense of $138,700.

Liquidity, Going concern and Capital Resources

On January 30, 2026, we consummated the Initial Public Offering of 13,800,000 Units at $10.00 per unit, which includes the full exercise of the underwriters’ over-allotment option of 1,800,000 Units, generating gross proceeds of $138,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 326,875 Private Placement Units in a private placement to the Sponsor, and the underwriters, at a price of $8.00 per unit, generating gross proceeds of $2,615,000, of which $1,250,000 had not been received at the closing of the Initial Public Offering. Subsequently, on February 3, 2026, the Company received the share subscription receivable from the Sponsor, net of partial repayment of the promissory note – related party.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $138,000,000 was placed in the Trust Account. We incurred total transaction costs of $1,250,794, consisting of $690,000 of cash underwriting fee and $560,794 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $394,666. Net income of $300,812 was affected by payment of operating costs through promissory note of $667, share-based compensation expense of $138,700 and interest earned on investments held in the Trust Account of $779,596. Changes in operating assets and liabilities used $55,249 cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $138,779,596 (including $779,596 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $990,067. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026, there were no Working Capital Loans outstanding.

Based on management’s estimates of ongoing operating expenses and considering the potential availability of Working Capital Loans from the Sponsor or its affiliates, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this filing. During this period, the Company expects to use these funds to pay existing accounts payable, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, incur travel and other expenditures, and structure, negotiate, and consummate a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an as follows:

General and Administrative Services

The Company entered into an agreement, commencing on January 28, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $21,000 for office space, administrative and shared personnel support services. For the three months ended March 31, 2026, the Company incurred $30,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

On August 19, 2025, the Company entered into an agreement with the Company’s Chief Financial Officer (“CFO”), commencing on September 1, 2025, to pay the CFO a monthly fee of $6,000 for his services as an officer of the Company. Pursuant to the general and administrative services agreement, commencing on January 28, 2026, the Sponsor will pay the CFO the monthly fee of $6,000 for his services as an officer of the Company. For the three months ended March 31, 2026, the Company incurred $18,000 in fees for these services, of which $6,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Additionally, on January 30, 2026, the Sponsor transferred an aggregate of 100,000 Founder Shares to the CFO subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. For the three months ended March 31, 2026, the Company incurred $138,700 in compensation expense.

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

Critical Accounting Estimates

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed, except as noted below.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, Management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) registration statement of our initial public offering, and (2) 2025 annual report filed with the Securities Exchange Commission (the “SEC”) on March 26, 2026. As of the date of the Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts in the Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

We may be subject to a 1% U.S. federal excise tax on certain repurchases (including redemptions) of our Class A ordinary shares.

Section 4501 of the Internal Revenue Code, as enacted by the Inflation Reduction Act of 2022, imposes a 1% excise tax on the fair market value of certain stock repurchases made by a "covered corporation." Although we are a Cayman Islands exempted company, the application of this excise tax to SPAC redemptions has not been definitively resolved, especially regarding redemptions by entities organized outside the United States whose shares trade on U.S. exchanges. The IRS has issued Notice 2023-2 and proposed regulations addressing certain aspects of the excise tax's application to SPAC transactions, but final regulations have not been issued.

If determined to apply to us, the excise tax could be imposed on redemptions of our Class A ordinary shares in connection with our initial business combination, an extension of the completion window, open market repurchases by our affiliates, or a liquidation. Under the proposed regulations, the amount subject to tax may be reduced by the fair market value of any stock issued during the same taxable year, which could include shares issued in connection with a business combination or PIPE transaction. In addition, there is no assurance that any such offset would be available or sufficient to fully eliminate the liability.

We have not received a ruling from the IRS or a formal opinion from tax counsel on this issue, and we have not accrued for any potential excise tax liability in our financial statements as of the date of this Quarterly Report. Any excise tax would be payable by us, not by the redeeming shareholders, and would reduce the cash available for our initial business combination, working capital, or distribution to shareholders. If final regulations or other guidance clarifies the application of the excise tax to our redemptions, our potential liability could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 30, 2026, we consummated the Initial Public Offering of 13,800,000 Units at $10.00 per unit, which includes the full exercise of the underwriters’ over-allotment option of 1,800,000 Units, generating gross proceeds of $138,000,000. D. Boral Capital LLC acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-290350). The Securities and Exchange Commission declared the registration statements effective on January 30, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 326,875 Private Placement Units in a private placement to the Sponsor, and the underwriters, at a price of $8.00 per unit, generating gross proceeds of $2,615,000. Each Private Placement Unit consists of one private Class A ordinary share, and one private placement Right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units are identical to the units sold in this offering, subject to certain limited exceptions. The Private Placement Units shall be subject to transfer restrictions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Units, an aggregate of $138,000,000 was placed in the Trust Account.

We paid a total of 1,250,794 transactions costs, consisting of $690,000 of cash underwriting fee and $560,794 of other offering costs related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 CAPITAL ACQUISITION CORP.

Date: May 14, 2026	By:	/s/ Karan Thakur
	Name:	Karan Thakur
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Glenn Worman
	Name:	Glenn Worman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)