Form 10-Q
period 2026-06-30
K2 Capital Acquisition Corp
filed 2026-08-13
CIK 2086524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 14,126,875 Class A ordinary shares, $0.0001 par value and 5,914,286 Class B ordinary shares, $0.0001 par value, issued and outstanding.

K2 CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

K2 CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$823,123	$550,000
Prepaid expenses and insurance	174,568	70,000
Total current assets	997,691	620,000
Deferred offering costs	—	134,679
Long term prepaid insurance	25,469	—
Investments held in Trust Account	140,007,993	—
Total Assets	$141,031,153	$754,679

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$239,340	$40,400
Accrued offering costs	75,000	52,480
Advances from related party	—	550,000
Promissory note – related party	—	183,856
Total current liabilities	314,340	826,736
Total Liabilities	314,340	826,736

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 13,800,000 and no shares at redemption value of $10.15 and $0 per share at June 30, 2026 and December 31, 2025, respectively	140,007,993	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 485,000,000 shares authorized; 326,875 and no shares issued and outstanding (excluding 13,800,000 and no shares subject to possible redemption) at June 30, 2026 and December 31, 2025, respectively	33	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,914,286 shares issued and outstanding at June 30, 2026 and December 31, 2025 (1)(2)	591	591
Additional paid-in capital	—	24,409
Retained earnings (Accumulated deficit)	708,196	(97,057)
Total Shareholders’ Equity (Deficit)	708,820	(72,057)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$141,031,153	$754,679

(1)	On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per share data have been retrospectively presented (Note 5).
(2)	Includes an aggregate of 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$243,245	$722,029
Loss from operations	(243,245)	(722,029)

Other income:
Interest earned on investments held in Trust Account	1,228,397	2,007,993
Total other income, net	1,228,397	2,007,993

Net income	$985,152	$1,285,964

Basic and diluted weighted average shares outstanding, Class A ordinary shares	14,126,875	11,785,404

Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.07

Basic weighted average shares outstanding, Class B ordinary shares (1)(2)	5,914,286	5,786,424

Basic net income per share, Class B ordinary shares	$0.05	$0.07

Diluted weighted average shares outstanding, Class B ordinary shares (1)(2)	5,914,286	5,914,286

Diluted net income per share, Class B ordinary shares	$0.05	$0.07

(1)	On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per share data have been retrospectively presented (Note 5).
(2)	Includes an aggregate of 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

					Stock
					Subscription		(Accumulated	Total
	Class A		Class B		Receivable	Additional	Deficit)	Shareholders’
	Ordinary Shares		Ordinary Shares		from	Paid-in	Retained	(Deficit)
	Shares	Amount	Shares (1)(2)	Amount	Stockholder	Capital	Earnings	Equity
Balance — January 1, 2026	—	$—	5,914,286	$591	$—	$24,409	$(97,057)	$(72,057)

Sale of Private Placement Units	326,875	33	—	—	(1,250,000)	2,614,967	—	1,365,000

Collection of stock subscription receivable from stockholder	—	—	—	—	1,250,000	—	—	1,250,000

Fair value of rights included in Public units	—	—	—	—	—	4,002,000	—	4,002,000

Allocated value of transaction costs to Public rights and Private Placement Units	—	—	—	—	—	(46,400)	—	(46,400)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(5,985,990)	—	(5,985,990)

Share-based compensation expense	—	—	—	—	—	138,700	—	138,700

Net income	—	—	—	—	—	—	300,812	300,812

Balance – March 31, 2026 (unaudited)	326,875	33	5,914,286	591	—	747,686	203,755	952,065

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(747,686)	(480,711)	(1,228,397)

Net income	—	—	—	—	—	—	985,152	985,152

Balance – June 30, 2026 (unaudited)	326,875	$33	5,914,286	$591	$—	$—	$708,196	$708,820

(1)	On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per share data have been retrospectively presented (Note 5).
(2)	Includes an aggregate of 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,285,964
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative expenses through promissory note	667
Interest earned on investments held in Trust Account	(2,007,993)
Share-based compensation expense	138,700
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(154,568)
Long term prepaid insurance	(25,469)
Accounts payable and accrued expenses	201,089
Net cash used in operating activities	(561,610)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(138,000,000)
Net cash used in investing activities	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	137,310,000
Proceeds from sale of Private Placement Units	2,615,000
Proceeds from advances from related party	815,000
Repayment of advances from related party	(1,365,000)
Repayment of promissory note – related party	(200,821)
Payment of offering costs	(339,446)
Net cash provided by financing activities	138,834,733

Net Change in Cash	273,123
Cash – Beginning of period	550,000
Cash – End of period	$823,123

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$64,121
Offering costs paid through promissory note – related party	$10,298
Offering costs paid through prepaid expenses	$50,000
Accrued expenses paid through promissory note – related party	$6,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 1, 2025 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (the “Completion Window”), the Company may seek to extend the amount of time it will have to complete a Business Combination by obtaining shareholder approval to amend its Amended and Restated Memorandum and Articles of Association. There is no limit on the number of times the Company may seek such an extension, and any such extension may be for any amount of time. If the Company does not or is unable to obtain an extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Rights, which will expire worthless if the Company fails to complete a Business Combination within the Completion Window.

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

JUNE 30, 2026

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

Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during President Trump's first administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. Since President Trump returned to office in 2025, the U.S. has announced additional tariff measures. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico—with Canadian energy capped at 10%—and a 10% additional tariff on imports from China. These measures were paused days later for approximately one month following border security discussions. More recently, on April 2, 2025, President Trump signed an executive order, establishing a minimum 10% baseline reciprocal tariff structure on U.S. imports, with higher reciprocal rates applied to specific trading partners to address trade deficits. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

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

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 30, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2026 and the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Going Concern and Capital Resources

The Company’s liquidity needs up to January 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of January 30, 2026, upon the closing of the Initial Public Offering, the Company had $10,629 in cash, had a working capital deficit of $94,489, and had $1,250,000 in share subscription receivable within equity in connection with the sale of the Private Placement Units. Subsequently, on February 3, 2026, the Company received the share subscription receivable from the Sponsor, net of partial repayment of the promissory note – related party. As of June 30, 2026, the Company had $823,123 in cash and working capital of $683,351.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

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

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In addition, the Company has a limited period of time, until July 30, 2027 (the “Completion Window”), to consummate an initial Business Combination. It is uncertain that the Company will be able to complete an initial Business Combination within the Completion Window. Management believes that the Company will be able to complete an initial Business Combination within the Completion Window. Nevertheless, if the Company does not complete an initial Business Combination by such date and does not obtain an extension in accordance with its governing documents, the Company will be required to cease operations except for the purpose of winding up, redeem the public shares, and liquidate. The mandatory liquidation date and dissolution requirement are outside of management’s control and cannot be mitigated by the Sponsor’s commitment to provide Working Capital Loans. The mandatory liquidation date and dissolution requirement are outside of management’s control and cannot be mitigated by the Sponsor’s commitment to provide Working Capital Loans. Accordingly, while management believes that the Sponsor’s commitment to provide Working Capital Loans will enable the Company to meet its working capital needs through the assessment period, the uncertainty regarding the Company’s ability to consummate an initial Business Combination before the mandatory liquidation date raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s conclusion differs from that disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. As of March 31, 2026, the Company’s mandatory liquidation date fell outside the one-year look-forward period prescribed by ASC 205-40 and, therefore, was not a condition required to be evaluated within the assessment period. At that time, management concluded that the Sponsor’s commitment to provide Working Capital Loans was sufficient to alleviate substantial doubt regarding the Company’s ability to satisfy its ordinary operating obligations through the applicable assessment period. As of June 30, 2026, however, the Company’s mandatory liquidation date of July 30, 2027 falls within one year from the expected issuance date of these unaudited condensed financial statements and therefore must be considered in management’s ASC 205-40 evaluation. As a result, the Company’s current going concern conclusion is driven by the contractual requirement to complete an initial Business Combination. If the Company does not extend its mandatory liquidation date, the company is subject to mandatory liquidation and dissolution within the assessment period, rather than by an identified inability to fund its ordinary operating obligations.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments, held outside of Trust, with an original maturity of three months or less when purchased to be cash equivalents. The Company had $823,123 and $550,000 in cash as of June 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $140,007,993 and $0, respectively. As of June 30, 2026, the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statement of operations.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to retained earnings. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Rights	(4,002,000)
Public Shares issuance cost	(1,204,394)
Plus:
Accretion of carrying value to redemption value	5,985,990
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$138,779,596
Plus:
Accretion of carrying value to redemption value	1,228,397
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$140,007,993

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

JUNE 30, 2026

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2026		For Six Months Ended June 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$694,427	$290,725	$862,494	$423,470
Denominator
Basic weighted-average shares outstanding	14,126,875	5,914,286	11,785,404	5,786,424
Basic net income per Ordinary Share	$0.05	$0.05	$0.07	$0.07

	For the Three Months Ended June 30, 2026		For Six Months Ended June 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$694,427	$290,725	$856,264	$429,700
Denominator
Diluted weighted-average shares outstanding	14,126,875	5,914,286	11,785,404	5,914,286
Diluted net income per Ordinary Share	$0.05	$0.05	$0.07	$0.07

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

On January 30, 2026, the Sponsor transferred an aggregate of 95,000 Founder Shares to directors and officers, at a price of $0.005 per share. The transfer of the Founder Shares to the holders of such interests is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 95,000 Founder Shares on January 30, 2026 was $138,700 or $1.46 per share. The Company established the initial fair value of the Founder Shares on January 30, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the implied Class A share price of $9.71, probability of de-SPAC and market adjustment of 15.0% and lock-up term of 2.5 years. The Founder Shares were assigned without any restrictions or vesting terms. Share-based compensation will be recognized at the grant date in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2026, the Company recognized compensation expense of $138,700 pursuant to the Founder Share transfer agreement.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

General and Administrative Services

The Company entered into an agreement, commencing on January 28, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $75,000 in fees for these services, of which $75,000 amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

On August 19, 2025, the Company entered into an agreement with the Company’s Chief Financial Officer (“CFO”), commencing on September 1, 2025, to pay the CFO a monthly fee of $6,000 for his services as an officer of the Company. For the three and six months ended June 30, 2026, the Company incurred $18,000 and $36,000 in fees for these services, respectively, of which $12,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Additionally, on January 30, 2026, the Sponsor transferred an aggregate of 100,000 Founder Shares to the CFO subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

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

JUNE 30, 2026

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

NOTE 7 — SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 485,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 326,875 Class A ordinary shares issued and outstanding, excluding the 13,800,000 shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 5,914,286 Class B ordinary shares issued and outstanding, up to 771,429 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. On January 30, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by him, her or they in connection with the initial Business Combination or an amendment to the Company’s amended and restated memorandum and articles of association with respect to its pre-initial business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or their rights in order to receive the one fifth (1/5) of one ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A ordinary shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same consideration per ordinary share the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary shares basis.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

At June 30, 2026, assets held in the Trust Account were comprised of $140,007,993 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2026, the Company did not withdraw interest earned on the trust funds.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$140,007,993	$—

The fair value of the Public Rights issued in the Initial Public Offering is $4,002,000, or $0.29 per Public Right. The fair value of the Public Rights was based on a valuation prepared by an independent third-party valuation firm using a Monte Carlo Simulation Model. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights issued in the Initial Public Offering:

January 30, 2026
Expected term to de-SPAC (years)	1.5
Probability of de-SPAC and instrument-specific market adjustment	15.0%
Risk-free rate (continuous)	3.47%
Implied Class A share price	$9.71

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

	June 30, 2026	December 31, 2025
Cash	$823,123	$550,000
Investments held in Trust Account	$140,007,993	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$243,245	$722,029
Interest earned on investments held in Trust Account	$1,228,397	$2,007,993

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 1, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $985,152, which consists of interest income on investments held in the Trust Account of $1,228,397, offset by general and administrative expenses of $243,245.

For the six months ended June 30, 2026, we had a net income of $1,285,964, which consists of interest income on investments held in the Trust Account of $2,007,993, offset by general and administrative expenses of $722,029 which includes share-based compensation expense of $138,700.

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

For the six months ended June 30, 2026, cash used in operating activities was $561,610. Net income of $1,285,964 was affected by payment of operating costs through promissory note of $667, share-based compensation expense of $138,700 and interest earned on investments held in the Trust Account of $2,007,993. Changes in operating assets and liabilities provided $21,052 cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $140,007,993 (including $2,007,993 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $823,123. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, there were no Working Capital Loans outstanding.

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

In addition, the Company has a limited period of time, until July 30, 2027 (the “Completion Window”), to consummate an initial Business Combination. It is uncertain that the Company will be able to complete an initial Business Combination within the Completion Window. If the Company does not complete an initial Business Combination by such date and does not obtain an extension in accordance with its governing documents, the Company will be required to cease operations except for the purpose of winding up, redeem the public shares, and liquidate. The mandatory liquidation date and dissolution requirement are outside of management’s control and cannot be mitigated by the Sponsor’s commitment to provide Working Capital Loans. Accordingly, while management believes that the Sponsor’s commitment to provide Working Capital Loans will enable the Company to meet its working capital needs through the assessment period, the uncertainty regarding the Company’s ability to consummate an initial Business Combination before the mandatory liquidation date raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s conclusion differs from that disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. As of March 31, 2026, the Company’s mandatory liquidation date fell outside the one-year look-forward period prescribed by ASC 205-40 and, therefore, was not a condition required to be evaluated within the assessment period. At that time, management concluded that the Sponsor’s commitment to provide Working Capital Loans was sufficient to alleviate substantial doubt regarding the Company’s ability to satisfy its ordinary operating obligations through the applicable assessment period. As of June 30, 2026, however, the Company’s mandatory liquidation date of July 30, 2027 falls within one year from the expected issuance date of these unaudited condensed financial statements and therefore must be considered in management’s ASC 205-40 evaluation. As a result, the Company’s current going concern conclusion is driven by the contractual requirement to complete an initial Business Combination or otherwise be subject to mandatory liquidation and dissolution within the assessment period, rather than by an identified inability to fund its ordinary operating obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an as follows:

General and Administrative Services

The Company entered into an agreement, commencing on January 28, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $75,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

On August 19, 2025, the Company entered into an agreement with the Company’s Chief Financial Officer (“CFO”), commencing on September 1, 2025, to pay the CFO a monthly fee of $6,000 for his services as an officer of the Company. For the three and six months ended June 30, 2026, the Company incurred $18,000 and $36,000 in fees for these services, respectively, of which $12,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Additionally, on January 30, 2026, the Sponsor transferred an aggregate of 100,000 Founder Shares to the CFO subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized with respect to the CFO’s Founder Shares

Underwriting Agreement

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

Critical Accounting Estimates

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, Management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Section 4501 of the Internal Revenue Code, as enacted by the Inflation Reduction Act of 2022, imposes a 1% excise tax on the fair market value of certain stock repurchases (including redemptions) made by publicly traded U.S. corporations, subject to certain exceptions. As a Cayman Islands exempted company, the excise tax is currently not expected to apply to redemptions of our Class A ordinary shares (absent any regulations or other additional guidance that may be issued in the future). However, in connection with an initial business combination involving a company organized under the laws of a state of the United States, it is possible that we domesticate and continue as a corporation organized under the laws of a state of the United States prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on a national securities exchange, in such a case, we could be subject to the excise tax with respect to any subsequent redemptions.

The IRS has issued Notice 2023-2 and final regulations addressing certain aspects of the excise tax’s application to SPAC transactions. However, the IRS guidance does not address all potential factual situations that may arise in connection with SPAC transactions. As a result, significant aspects of the application of the excise tax remain subject to interpretation, and there remains uncertainty regarding how the excise tax rules may apply to particular SPAC transactions.

If determined to apply to us, the excise tax could be imposed on redemptions of our Class A ordinary shares in connection with our initial business combination, an extension of the completion window, or open market repurchases by our affiliates. However, subject to certain exceptions, the excise tax generally should not apply in the event of our complete liquidation. Under the final regulations, the amount subject to tax may be reduced by the fair market value of any stock issued during the same taxable year, which could include shares issued in connection with a business combination or PIPE transaction. However, there is no assurance that any such offset would be available or sufficient to fully eliminate the liability.

We have not received a ruling from the IRS or a formal opinion from tax counsel on this issue, and we have not accrued for any potential excise tax liability in our financial statements as of the date of this Quarterly Report. Any excise tax would be payable by us, not by the redeeming shareholders, and would reduce the cash available for our initial business combination, working capital, or distribution to shareholders. If final regulations or other future guidance clarifies the application of the excise tax to our redemptions, our potential liability could be material.

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

We paid a total of $1,250,794 in transaction costs, consisting of $690,000 of cash underwriting fee and $560,794 of other offering costs related to the Initial Public Offering.

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

K2 CAPITAL ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Karan Thakur
	Name:	Karan Thakur
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Glenn Worman
	Name:	Glenn Worman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)