Form 10-Q
period 2026-09-30
K2 Capital Acquisition Corp
filed 2026-11-13
CIK 2086524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 14,126,875 Class A ordinary shares, $0.0001 par value and 5,914,286 Class B ordinary shares, $0.0001 par value, issued and outstanding.

K2 CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from August 1, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and for the Period from August 1, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from August 1, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

K2 CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$771,449	$550,000
Prepaid expenses and insurance	116,005	70,000
Total current assets	887,454	620,000
Deferred offering costs	—	134,679
Long-term prepaid insurance	30,268	—
Investments held in Trust Account	141,287,300	—
Total Assets	$142,205,022	$754,679

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$322,351	$40,400
Accrued offering costs	75,000	52,480
Advances from related party	—	550,000
Promissory note – related party	—	183,856
Total current liabilities	397,351	826,736
Total Liabilities	397,351	826,736

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 13,800,000 and no shares at redemption value of $10.24 and $0 per share at September 30, 2026 and December 31, 2025, respectively	141,287,300	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 485,000,000 shares authorized; 326,875 and no shares issued and outstanding (excluding 13,800,000 and no shares subject to possible redemption) at September 30, 2026 and December 31, 2025, respectively	33	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,914,286 shares issued and outstanding at September 30, 2026 and December 31, 2025 (1)(2)	591	591
Additional paid-in capital	—	24,409
Retained earnings (accumulated deficit)	519,747	(97,057)
Total Shareholders’ Equity (Deficit)	520,371	(72,057)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$142,205,022	$754,679

(1)	On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per-share data have been retrospectively presented (Note 5).
(2)	At December 31, 2025, included an aggregate of 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from August 1, 2025 (inception) through September 30, 2025
General and administrative expenses	$188,449	$910,478	$76,015
Loss from operations	(188,449)	(910,478)	(76,015)

Other income:
Interest earned on investments held in Trust Account	1,279,307	3,287,300	—
Total other income, net	1,279,307	3,287,300	—

Net income (loss)	$1,090,858	$2,376,822	$(76,015)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	14,126,875	12,574,471	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$0.13	$—

Basic weighted average shares outstanding, Class B ordinary shares (1)(2)(3)	5,914,286	5,829,513	5,142,857

Basic net income (loss) per share, Class B ordinary shares	$0.05	$0.13	$(0.01)

Diluted weighted average shares outstanding, Class B ordinary shares (1)(2)(3)	5,914,286	5,914,286	5,142,857

Diluted net income (loss) per share, Class B ordinary shares	$0.05	$0.13	$(0.01)

(1)	On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per-share data have been retrospectively presented (Note 5).
(2)	For the three and nine months ended September 30, 2026, includes an aggregate of 771,429 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 5).
(3)	For the period from August 1, 2025 (inception) through September 30, 2025, excludes an aggregate of up to 771,429 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

					Stock
					Subscription		(Accumulated	Total
	Class A		Class B		Receivable	Additional	Deficit)	Shareholders’
	Ordinary Shares		Ordinary Shares		from	Paid-in	Retained	(Deficit)
	Shares	Amount	Shares (1)(2)	Amount	Stockholder	Capital	Earnings	Equity
Balance — January 1, 2026	—	$—	5,914,286	$591	$—	$24,409	$(97,057)	$(72,057)

Sale of Private Placement Units	326,875	33	—	—	(1,250,000)	2,614,967	—	1,365,000

Collection of stock subscription receivable from stockholder	—	—	—	—	1,250,000	—	—	1,250,000

Fair value of rights included in Public units	—	—	—	—	—	4,002,000	—	4,002,000

Allocated value of transaction costs to Public rights and Private Placement Units	—	—	—	—	—	(46,400)	—	(46,400)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(5,985,990)	—	(5,985,990)

Share-based compensation expense	—	—	—	—	—	138,700	—	138,700

Net income	—	—	—	—	—	—	300,812	300,812

Balance – March 31, 2026 (unaudited)	326,875	$33	5,914,286	$591	—	$747,686	$203,755	$952,065

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(747,686)	(480,711)	(1,228,397)

Net income	—	—	—	—	—	—	985,152	985,152

Balance – June 30, 2026 (unaudited)	326,875	$33	5,914,286	$591	$—	$—	$708,196	$708,820

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	(1,279,307)	(1,279,307)

Net income	—	—	—	—	—	—	1,090,858	1,090,858

Balance – September 30, 2026 (unaudited)	326,875	$33	5,914,286	$591	$—	$—	$519,747	$520,371

(1)	On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per-share data have been retrospectively presented (Note 5).
(2)	At December 31, 2025, includes an aggregate of 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 30, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 5).

FOR THE PERIOD FROM AUGUST 1, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of August 1, 2025 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	5,914,286	591	24,409	—	25,000
Net loss	—	—	—	(76,015)	(76,015)
Balance as of September 30, 2025 (Unaudited)	5,914,286	$591	$24,409	$(76,015)	$(51,015)

(1)	Includes an aggregate of up to 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). All share data have been retrospectively presented to reflect the share capitalization on January 29, 2026 (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from August 1, 2025 (inception) through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,376,822	$(76,015)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative expenses through promissory note	667	15,380
General and administrative costs advanced by related party	—	21,235
Interest earned on investments held in Trust Account	(3,287,300)	—
Share-based compensation expense	138,700	—
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(96,005)	—
Long-term prepaid insurance	(30,268)	—
Accounts payable and accrued expenses	284,100	39,400
Net cash used in operating activities	(613,284)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(138,000,000)	—
Net cash used in investing activities	(138,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	137,310,000	—
Proceeds from sale of Private Placement Units	2,615,000	—
Proceeds from advances from related party	815,000	—
Repayment of advances from related party	(1,365,000)	—
Repayment of promissory note – related party	(200,821)	—
Payment of offering costs	(339,446)	—
Net cash provided by financing activities	138,834,733	—

Net Change in Cash	221,449	—
Cash – Beginning of period	550,000	—
Cash – End of period	$771,449	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$64,121	$27,683
Deferred offering costs paid through promissory note – related party	$—	$49,713
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Prepaid expenses advanced by Sponsor	$—	$50,000
Offering costs paid through promissory note – related party	$10,298	$—
Offering costs paid through prepaid expenses	$50,000	$—
Accrued expenses paid through promissory note – related party	$6,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

K2 Capital Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 1, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early-stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from August 1, 2025 (inception) through September 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 28, 2026. On January 30, 2026, the Company consummated the Initial Public Offering of 13,800,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 1,800,000 Units, generating gross proceeds of $138,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 326,875 units (the “Private Placement Units”) in a private placement to K2 Capital Sponsor LLC (the “Sponsor”), at a price of $8.00 per unit, generating gross proceeds of $2,615,000, of which $1,250,000 had not yet been received and is noted as a share subscription receivable on the condensed balance sheets within equity (see Note 5). Subsequently, on February 3, 2026, the Company received the share subscription receivable from the Sponsor, net of partial repayment of the promissory note – related party.

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

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against, the initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest, divided by the number of then outstanding Public Shares, subject to the limitations. Notwithstanding the foregoing redemption rights, if the Company seeks shareholder approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the Company’s prior consent. There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Units. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives approval by way of an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) who, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem its Public Shares without voting and, if it does vote, irrespective of whether it votes for or against a proposed Business Combination.

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

If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (the “Completion Window”), the Company may seek to extend the amount of time it will have to complete a Business Combination by obtaining shareholder approval to amend its Amended and Restated Memorandum and Articles of Association, subject to applicable Nasdaq listing rules, which require a special purpose acquisition company to complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement (i.e., by January 28, 2029). Under Nasdaq Listing Rule 5810(c)(1)(E), if the Company does not complete one or more business combinations within such 36-month period, Nasdaq will issue a delisting determination and immediately suspend trading in the Company’s securities, and a request for a hearing will not stay such suspension. If the Company does not or is unable to obtain an extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Rights, which will expire worthless if the Company fails to complete a Business Combination within the Completion Window.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor or any of its respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations and has not independently verified the Sponsor’s financial resources available to satisfy such obligations. The Sponsor has represented that it has access to financing sources that may be used to satisfy such obligations and to provide Working Capital Loans to the Company, if necessary. Management considered this information, together with the Sponsor support letter, in evaluating the Company’s liquidity and going concern assessment. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

On August 26, 2026, the Company, the Sponsor and the various insiders party thereto entered into Amendment No. 1 to the Letter Agreement dated January 28, 2026. The purpose of Amendment No. 1 was to (A) amend the lock-up provisions applicable to the founders shares after consummation of an initial business combination (the “Business Combination”) to provide that such shares will become transferable upon the earlier of (i) six months following the initial business combination or (ii) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after completion of the Business Combination and (B) amend the lock-up provisions applicable to the private placement units after consummation of a Business Combination from 180 days to 30 days. Management evaluated the amendment to the founder share lock-up provisions under ASC 718 as a modification of the underlying award arrangements. Based on the Company’s analysis, the modification did not result in a material incremental fair value and therefore did not have a material impact on the Company’s condensed financial statements.

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

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during President Trump’s first administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. Since President Trump returned to office in 2025, the U.S. has announced additional tariff measures. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico—with Canadian energy capped at 10%—and a 10% additional tariff on imports from China. These measures were paused days later for approximately one month following border security discussions. More recently, on April 2, 2025, President Trump signed an executive order, establishing a minimum 10% baseline reciprocal tariff structure on U.S. imports, with higher reciprocal rates applied to specific trading partners to address trade deficits. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. FASB ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company evaluated the provisions of the recently enacted legislation and concluded that its adoption does not have a material impact on the Company’s unaudited condensed financial statements as of and for the period ended September 30, 2026.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, and tariffs on imports from foreign countries could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 30, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2026 and the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and nine months ended September 30, 2026 and for the period from August 1, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Going Concern and Capital Resources

The Company’s liquidity needs up to January 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of January 30, 2026, upon the closing of the Initial Public Offering, the Company had $10,629 in cash, a working capital deficit of $94,489, and $1,250,000 in share subscription receivable within equity in connection with the sale of the Private Placement Units. Subsequently, on February 3, 2026, the Company received the share subscription receivable from the Sponsor, net of partial repayment of the promissory note – related party. As of September 30, 2026, the Company had $771,449 in cash and working capital of $490,103.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

Based on management’s estimates of ongoing operating expenses and the Sponsor’s stated intent to provide Working Capital Loans, if necessary, management believes the Company will have sufficient liquidity to fund operating costs through the earlier of the consummation of a Business Combination or one year from the issuance date of these financial statements. The Sponsor has provided a support letter indicating its intent to make funds available to satisfy the Company’s working capital requirements during the assessment period. Such funding, if provided, would be in the form of Working Capital Loans as described above. However, the Sponsor is not contractually obligated to provide such financing and there can be no assurance that such funds will be available when needed. Accordingly, the Company’s ability to meet its obligations remains dependent on obtaining additional liquidity through Sponsor support.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s ability to continue as a going concern for a period of one year from the date of issuance of the unaudited condensed financial statements is dependent upon the availability of Working Capital Loans from the Sponsor or its affiliates. Management believes that the Sponsor has the financial ability and intent to provide such Working Capital Loans as necessary to fund the Company’s operating needs during this period. However, if the costs of identifying a target business, undertaking due diligence, and negotiating a Business Combination exceed management’s estimates and the Sponsor does not provide sufficient Working Capital Loans, the Company may have insufficient funds to continue operations prior to the completion of an initial Business Combination.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments, held outside of the Trust Account, with an original maturity of three months or less when purchased to be cash equivalents. The Company had $771,449 and $550,000 in cash as of September 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $141,287,300 and $0, respectively. As of September 30, 2026, the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Rights, and the Private Placement Units were charged to shareholders’ equity (deficit) as all of the underlying instruments, after management’s evaluation, were classified in permanent equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the private placement rights included in the Private Placement Units in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under FASB ASC 815-40, the Rights (as defined below) and the private placement rights meet the criteria for equity treatment and as such will be recorded in shareholders’ equity (deficit) and will not require remeasurement after issuance.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to retained earnings. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Rights	(4,002,000)
Public Shares issuance cost	(1,204,394)
Plus:
Accretion of carrying value to redemption value	5,985,990
Class A ordinary shares subject to possible redemption, March 31, 2026	$138,779,596
Plus:
Accretion of carrying value to redemption value	1,228,397
Class A ordinary shares subject to possible redemption, June 30, 2026	$140,007,993
Plus:
Accretion of carrying value to redemption value	1,279,307
Class A ordinary shares subject to possible redemption, September 30, 2026	$141,287,300

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using the Monte Carlo model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the unaudited condensed statements of operations.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding rights. However, because the rights are anti-dilutive, they have been excluded from the calculation of diluted income (loss) per ordinary share for the periods presented.

Founder shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the underwriters’ over-allotment option. For purposes of diluted income (loss) per ordinary share, the founder shares are included in the denominator as of the beginning of the interim period in which the contingent condition was satisfied. Accordingly, the founder shares are included in the calculation of diluted earnings per share as if outstanding from the beginning of the interim period upon the full exercise of the over-allotment option on January 30, 2026.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2026		For Nine Months Ended September 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$768,938	$321,920	$1,623,957	$752,865
Denominator
Basic weighted-average shares outstanding	14,126,875	5,914,286	12,574,471	5,829,513
Basic net income per Ordinary Share	$0.05	$0.05	$0.13	$0.13

	For the Three Months Ended September 30, 2026		For Nine Months Ended September 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$768,938	$321,920	$1,616,511	$760,311
Denominator
Diluted weighted-average shares outstanding	14,126,875	5,914,286	12,574,471	5,914,286
Diluted net income per Ordinary Share	$0.05	$0.05	$0.13	$0.13

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

	For the Period from August 1, 2025 (inception) through September 30, 2025
	Class A Ordinary Shares	Class B Ordinary Shares
Basic and Diluted net loss per Ordinary Share
Numerator:
Allocation of net loss	$—	$(76,015)
Denominator
Basic and Diluted weighted-average shares outstanding	—	5,142,857
Basic and Diluted net loss per Ordinary Share	$—	$(0.01)

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

The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), the Founder Shares (as defined below) and private placement shares will not be entitled to liquidating distributions from the Trust Account, and the private placement rights will expire worthless. The Private Placement Units (including the private placement shares, the private placement rights, and the Class A ordinary shares issuable upon exercise of the private placement rights) are not transferable, assignable or salable until 30 days after the completion of an initial Business Combination, as amended by Amendment No. 1 to the Letter Agreement, dated August 26, 2026 (see Note 1).

NOTE 5 — RELATED PARTIES

Founder Shares

On August 8, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.005 per share, to cover certain of the Company’s expenses, for which the Company issued 4,928,571 Class B ordinary shares (the “Founder Shares”) to the Sponsor. On January 29, 2026, the Company issued an additional 985,715 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 5,914,286 Founder Shares. All share and per-share data have been retrospectively presented. Up to 771,429 Founder Shares are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will collectively represent 30% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On January 30, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

On January 30, 2026, the Sponsor transferred an aggregate of 95,000 Founder Shares to directors and officers, at a price of $0.005 per share. The transfer of the Founder Shares to the holders of such interests is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 95,000 Founder Shares on January 30, 2026 was $138,700 or $1.46 per share. The Company established the initial fair value of the Founder Shares on January 30, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the implied Class A share price of $9.71, probability of de-SPAC and market adjustment of 15.0% and lock-up term of 2.5 years. The Founder Shares were assigned without any restrictions or vesting terms. Share-based compensation will be recognized at the grant date in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2026, the Company recognized compensation expense of $138,700 pursuant to the Founder Share transfer agreement.

Pursuant to the Letter Agreement dated January 28, 2026, as amended by Amendment No. 1 dated August 26, 2026 (see Note 1), the Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell the Founder Shares until the earlier to occur of (A) six months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The Company evaluated the amendment under ASC 718, Compensation-Stock Compensation, and concluded that the amendment represents a modification of the underlying share-based award arrangements. The Company assessed the incremental fair value associated with the reduction in the lock-up period and determined that the impact was not material. Accordingly, no material incremental share-based compensation expense was recognized as a result of the modification.

General and Administrative Services

The Company entered into an agreement, commencing on January 28, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services. For the three and nine months ended September 30, 2026, the Company incurred $45,000 and $120,000 in fees for these services, respectively, of which $120,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

On August 19, 2025, the Company entered into an agreement with the Company’s Chief Financial Officer (“CFO”), commencing on September 1, 2025, to pay the CFO a monthly fee of $6,000 for his services as an officer of the Company. For the three and nine months ended September 30, 2026, the Company incurred $18,000 and $54,000 in fees for these services, respectively.

Additionally, on January 30, 2026, the Sponsor transferred an aggregate of 100,000 Founder Shares to the CFO subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

Management also evaluated the August 26, 2026 amendment in relation to the 100,000 Founder Shares transferred to the CFO that are subject to a performance condition and concluded that the amendment did not have a material impact on the accounting for such awards.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 485,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 326,875 Class A ordinary shares issued and outstanding, excluding the 13,800,000 shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 5,914,286 Class B ordinary shares issued and outstanding. As of December 31, 2025, up to 771,429 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as otherwise required by law. On January 30, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 771,429 Founder Shares are no longer subject to forfeiture by the Sponsor.

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by him, her or they in connection with the initial Business Combination or an amendment to the Company’s amended and restated memorandum and articles of association with respect to its pre-initial business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or their rights in order to receive the one-fifth (1/5) of one ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A ordinary shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same consideration per ordinary share the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary shares basis.

The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with Cayman Islands law. As a result, the holder must hold rights in multiples of 5 in order to receive Class A ordinary shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from assets held outside of the Trust Account with respect to such rights. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 8 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

At September 30, 2026, assets held in the Trust Account were comprised of $141,287,300 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2026, the Company did not withdraw interest earned on the trust funds.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$141,287,300	$—

K2 CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The fair value of the Public Rights issued in the Initial Public Offering is $4,002,000, or $0.29 per Public Right. The fair value of the Public Rights was based on a valuation prepared by an independent third-party valuation firm using a Monte Carlo Simulation Model. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ equity (deficit) and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights issued in the Initial Public Offering:

January 30, 2026
Expected term to de-SPAC (years)	1.5
Probability of de-SPAC and instrument-specific market adjustment	15.0%
Risk-free rate (continuous)	3.47%
Implied Class A share price	$9.71

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$771,449	$550,000
Investments held in Trust Account	$141,287,300	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from August 1, 2025 (inception) through September 30, 2025
General and administrative expenses	$188,449	$910,478	$76,015
Interest earned on investments held in Trust Account	$1,279,307	$3,287,300	$—

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

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative expenses and share-based compensation expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through November 13, 2026, the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “will,” “could,” “should,” “plan,” “project” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. Because the Company is a special purpose acquisition company, the safe harbor for forward-looking statements provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as enacted by the Private Securities Litigation Reform Act of 1995, is not available to the Company, including with respect to forward-looking statements made in connection with an initial Business Combination. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” sections of the Company’s final prospectus for its Initial Public Offering and its Annual Report on Form 10-K for the year ended December 31, 2025, each filed with the U.S. Securities and Exchange Commission (the “SEC”), and Part II, Item 1A of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 1, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,090,858, which consists of interest income on investments held in the Trust Account of $1,279,307, offset by general and administrative expenses of $188,449.

For the nine months ended September 30, 2026, we had a net income of $2,376,822, which consists of interest income on investments held in the Trust Account of $3,287,300, offset by general and administrative expenses of $910,478 which includes share-based compensation expense of $138,700.

For the period from August 1, 2025 (inception) through September 30, 2025, we had a net loss of $76,015, which consists of general and administrative expenses.

Liquidity, Going concern and Capital Resources

On January 30, 2026, we consummated the Initial Public Offering of 13,800,000 Units at $10.00 per unit, which includes the full exercise of the underwriters’ over-allotment option of 1,800,000 Units, generating gross proceeds of $138,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 326,875 Private Placement Units in a private placement to the Sponsor, at a price of $8.00 per unit, generating gross proceeds of $2,615,000, of which $1,250,000 had not been received at the closing of the Initial Public Offering. Subsequently, on February 3, 2026, the Company received the share subscription receivable from the Sponsor, net of partial repayment of the promissory note – related party.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $138,000,000 was placed in the Trust Account. We incurred total transaction costs of $1,250,794, consisting of $690,000 of cash underwriting fee and $560,794 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $613,284. Net income of $2,376,822 was affected by payment of operating costs through promissory note of $667, share-based compensation expense of $138,700 and interest earned on investments held in the Trust Account of $3,287,300. Changes in operating assets and liabilities provided $157,827 cash for operating activities.

For the period from August 1, 2025 (inception) through September 30, 2025, there was no net cash used in operating activities. Net loss of $76,015 was affected by payment of general and administrative expenses through promissory note of $15,380 and general and administrative costs advanced by related party of $21,235. Changes in operating assets and liabilities provided $39,400 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $141,287,300 (including $3,287,300 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $771,449. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026, there were no Working Capital Loans outstanding.

Based on management’s estimates of ongoing operating expenses and the Sponsor’s stated intent to provide Working Capital Loans, if necessary, management believes the Company will have sufficient liquidity to fund operating costs through the earlier of the consummation of a Business Combination or one year from the issuance date of these financial statements. The Sponsor has provided a support letter indicating its intent to make funds available to satisfy the Company’s working capital requirements during the assessment period. Such funding, if provided, would be in the form of Working Capital Loans as described above. However, the Sponsor is not contractually obligated to provide such financing and there can be no assurance that such funds will be available when needed. Accordingly, the Company’s ability to meet its obligations remains dependent on obtaining additional liquidity through Sponsor support.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern” (“ASC 205-40”), management has determined that the Company’s ability to continue as a going concern for a period of one year from the date of issuance of the unaudited condensed financial statements is dependent upon the availability of Working Capital Loans from the Sponsor or its affiliates. Management believes that the Sponsor has the financial ability and intent to provide such Working Capital Loans as necessary to fund the Company’s operating needs during this period. However, if the costs of identifying a target business, undertaking due diligence, and negotiating a Business Combination exceed management’s estimates and the Sponsor does not provide sufficient Working Capital Loans, the Company may have insufficient funds to continue operations prior to the completion of an initial Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an as follows:

General and Administrative Services

The Company entered into an agreement, commencing on January 28, 2026 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, administrative and shared personnel support services. For the three and nine months ended September 30, 2026, the Company incurred $45,000 and $120,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

On August 19, 2025, the Company entered into an agreement with the Company’s Chief Financial Officer (“CFO”), commencing on September 1, 2025, to pay the CFO a monthly fee of $6,000 for his services as an officer of the Company. For the three and nine months ended September 30, 2026, the Company incurred $18,000 and $54,000 in fees for these services.

Additionally, on January 30, 2026, the Sponsor transferred an aggregate of 100,000 Founder Shares to the CFO subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized with respect to the CFO’s Founder Shares

Underwriting Agreement

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

Critical Accounting Estimates

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in (i) our final prospectus relating to our Initial Public Offering and (ii) our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts, including between Russia and Ukraine and in the Middle East involving the United States, Israel, Iran and others, as well as by other events that are outside of our control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement for the Company’s Initial Public Offering was declared effective on January 28, 2026. On January 30, 2026, we consummated the Initial Public Offering of 13,800,000 Units at $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option of 1,800,000 Units, generating gross proceeds of $138,000,000. D. Boral Capital LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-290350).

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

The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions, including that the Private Placement Units are subject to transfer restrictions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Units, an aggregate of $138,000,000 was placed in the Trust Account.

We paid a total of $1,250,794 in transaction costs, consisting of $690,000 of cash underwriting fee and $560,794 of other offering costs related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in the final prospectus relating to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1	Amendment No. 1 to Insider Letter	Form 8-K (Exhibit 10.1)	8/27/2026	001-43086

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 CAPITAL ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Karan Thakur
	Name:	Karan Thakur
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Glenn Worman
	Name:	Glenn Worman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

